Form 10-Q
period 2010-06-30
Atlas Resources Public #18-2008 (A) L.P.
filed 2010-08-16
CIK 1432987

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010

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
Issuer’s telephone number, including area code: (412) 262-2830
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

ATLAS RESOURCES PUBLIC 18-2008 (A) L.P.
(A Delaware Limited Partnership)
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ATLAS RESOURCES PUBLIC 18-2008 (A) L.P.
BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$200	$1,510,300
Accounts receivable – affiliate	5,752,200	5,127,800
Short-term hedge receivable due from affiliate	4,619,500	3,846,900

Total current assets	10,371,900	10,485,000

Oil and gas properties, net	123,354,300	130,386,300
Long-term hedge receivable due from affiliate	6,227,800	3,386,700

	$139,954,000	$144,258,000

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accrued liabilities	$534,300	$253,200
Short-term hedge liability due to affiliate	79,400	47,000

Total current liabilities	613,700	300,200

Asset retirement obligation	1,640,700	1,592,900
Long-term hedge liability due to affiliate	1,851,100	552,600

Partners’ capital:
Managing general partner	13,556,000	14,734,100
Investors partners (20,152.50 units)	114,458,400	122,017,900
Accumulated other comprehensive income	7,834,100	5,060,300

Total partners’ capital	135,848,500	141,812,300

	$139,954,000	$144,258,000

See accompanying notes to financial statements.

ATLAS RESOURCES PUBLIC 18-2008 (A) L.P.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
REVENUES
Natural gas and oil	$4,990,700	$11,163,100	$12,362,200	$13,695,500
Interest income	300	200	600	200

Total revenues	4,991,000	11,163,300	12,362,800	13,695,700

COSTS AND EXPENSES
Production	1,971,800	2,792,200	4,530,500	3,375,300
Depletion	2,664,000	3,654,300	7,176,900	5,864,300
Accretion of asset retirement obligation	23,900	22,000	47,800	40,600
General and administrative	78,200	74,000	158,800	115,600

Total expenses	4,737,900	6,542,500	11,914,000	9,395,800

Net earnings	$253,100	$4,620,800	$448,800	$4,299,900

Allocation of net earnings (loss):
Managing general partner	$644,700	$2,162,300	$1,631,300	$2,485,200

Limited partners	$(391,600)	$2,458,500	$(1,182,500)	$1,814,700

Net earnings (loss) per limited partnership unit	$(19)	$122	$(59)	$90

See accompanying notes to financial statements.

ATLAS RESOURCES PUBLIC 18-2008 (A) L.P.
STATEMENT OF CHANGES IN PARTNERS’ CAPITAL
FOR THE SIX MONTHS ENDED
June 30, 2010
(Unaudited)

			Accumulated
	Managing		Other
	General	Limited	Comprehensive
	Partner	Partners	Income	Total

Balance at January 1, 2010	$14,734,100	$122,017,900	$5,060,300	$141,812,300

Participation in revenues and expenses:
Net production revenues	2,310,400	5,521,300	—	7,831,700
Interest income	200	400	—	600
Depletion	(618,400)	(6,558,500)	—	(7,176,900)
Accretion of asset retirement obligation	(14,100)	(33,700)	—	(47,800)
General and administrative	(46,800)	(112,000)	—	(158,800)

Net earnings (loss)	1,631,300	(1,182,500)	—	448,800

Other comprehensive income	—	—	2,773,800	2,773,800

Asset contributions	144,900	—	—	144,900

Distribution to partners	(2,954,300)	(6,377,000)	—	(9,331,300)

Balance at June 30, 2010	$13,556,000	$114,458,400	$7,834,100	$135,848,500

See accompanying notes to financial statements.

ATLAS RESOURCES PUBLIC 18-2008 (A) L.P.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2010	2009
Cash flows from operating activities:

Net earnings	$448,800	$4,299,900
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depletion	7,176,900	5,864,300
Non cash loss on derivative value	491,000	—
Accretion of asset retirement obligation	47,800	40,600
Decrease in accounts receivable-affiliate	(624,400)	(7,398,700)
Increase in accrued liabilities	281,100	11,700

Net cash provided by operating activities	7,821,200	2,817,800

Cash flows from investing activities:
Oil and gas well drilling contract paid to MGP	—	(45,492,800)

Net cash used in financing activities	—	(45,492,800)

Cash flows from financing activities:
Partners’ capital contribution	—	24,653,200
Distributions to partners	(9,331,300)	—

Net cash (used in) provided by financing activities	(9,331,300)	24,653,200

Net decrease in cash and cash equivalents	(1,510,100)	(18,021,800)
Cash and cash equivalents at beginning of period	1,510,300	20,839,700

Cash and cash equivalents at end of period	$200	$2,817,900

Supplemental Schedule of non-cash investing and financing activities:

Assets contributed by managing general partner:
Tangible drilling costs	$144,900	$13,440,200
Lease costs	—	1,355,800
Syndication and offering costs	—	1,693,800

	$144,900	$16,489,800

Asset retirement obligation	$—	$512,400

See accompanying notes to financial statements.

ATLAS RESOURCES PUBLIC 18-2008 (A) L.P.
NOTES TO FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)
NOTE 1 — BASIS OF PRESENTATION
Atlas Resources Public 18-2008 (A) L.P. (the “Partnership”) is a Delaware Limited Partnership which operates gas wells located primarily in western Pennsylvania, West Virginia, Indiana, Michigan, Ohio, and Tennessee. The Partnership includes Atlas Resources, LLC of Pittsburgh, Pennsylvania, as Managing General Partner (“MGP”) and Operator, and 4,439 Limited Partners. The MGP is a wholly owned subsidiary of Atlas Energy Resources, LLC (“ATN”), an independent developer, and producer of natural gas and oil, with operations in the Appalachian, Michigan and Illinois Basin. ATN is a wholly-owned subsidiary of Atlas Energy, Inc. (NASDAQ:ATLS).
The accompanying financial statements, which are unaudited except that the balance sheet at December 31, 2009, is derived from audited financial statements, are presented in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States of America for interim reporting. They do not include all disclosures normally made in financial statements contained in Form 10-K. In management’s opinion, all adjustments necessary for a fair presentation of the Partnership’s financial position, results of operations and cash flows for the periods disclosed have been made. Management has considered for disclosure any material subsequent events through the date the financial statements were issued. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto presented in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2009. The results of operations for the three and six month periods ended June 30, 2010 may not necessarily be indicative of the results of operations for the full year ending December 31, 2010.
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
The natural gas industry principally conducts its business by processing actual transactions as much as 60 days after the month of delivery. Consequently, the most recent two months’ financial results were recorded using estimated volumes and contract market prices. Differences between estimated and actual amounts are recorded in the following month’s financial results. Management believes that the operating results presented for the three and six months ended June 30, 2010 and 2009 represent actual results in all material respects (see “Revenue Recognition” accounting policy for further description).
Fair Value of Financial Instruments
The carrying amounts of the Partnership’s cash and receivables approximate fair values because of the short maturities of these instruments.

ATLAS RESOURCES PUBLIC 18-2008 (A) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
June 30, 2010
(Unaudited)
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Oil and Gas Properties
Oil and gas properties are stated at cost. Maintenance and repairs are expensed as incurred. Major renewals and improvements that extend the useful lives of property are capitalized. The Partnership follows the successful efforts method of accounting for oil and gas producing activities. Oil is converted to gas equivalent basis (“Mcfe”) at the rate of one barrel equals 6 Mcf.
The Partnership’s depletion expense is determined on a field-by-field basis using the units-of-production method. Depletion rates for lease, well, and related equipment costs are based on proved developed reserves associated with each field. Depletion rates are determined based on reserve quantity estimates and the capitalized costs of developed producing properties.
Upon the sale or retirement of a complete or partial unit of a proved property, the cost eliminated from the property accounts, and the resultant gain or loss is reclassified to accumulated depletion. Upon the sale of an entire interest where the property had been assessed for impairment, a gain or loss is recognized in the statement of operations. As a result of retirements, for the six months ended June 30, 2010, the Partnership reclassified $458,600 from oil and gas properties to accumulated depletion.
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
The review of the Partnership’s oil and gas properties is done on a field-by-field basis by determining if the historical cost of proved properties less the applicable accumulated depletion, depreciation and amortization and abandonment is less than the estimated expected undiscounted future cash flows. The expected future cash flows are estimated based on the Partnership’s plans to continue to produce proved reserves. Expected future cash flow from the sale of production of reserves is calculated based on estimated future prices. The Partnership estimates prices based upon current contracts in place, adjusted for basis differentials and market related information including published futures prices. The estimated future level of production is based on assumptions surrounding future prices and costs, field decline rates, market demand and supply and the economic and regulatory climates. If the carrying value exceeds the expected future cash flows, an impairment loss is recognized for the difference between the estimated fair market value (as determined by discounted future cash flows) and the carrying value of the assets.
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
June 30, 2010
(Unaudited)
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Impairment of Long-Lived Assets (Continued)
There were no impairments of proved oil and gas properties recorded by the Partnership for the three and six months ended June 30, 2010 and 2009. During the year ended December 31, 2009, the Partnership recognized a $75,040,600 asset impairment related to oil and gas properties, net of an offsetting gain in accumulated other comprehensive income of $1,573,700. This impairment related to the carrying amount of these oil and gas properties being in excess of its estimate of their fair value at December 31, 2009. The estimate of fair value of these oil and gas properties was impacted by, among other factors, the deterioration of natural gas prices.
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
The Partnership accrues unbilled revenue due to timing differences between the delivery of natural gas, and crude oil and the receipt of a delivery statement. These revenues are recorded based upon volumetric data from the Partnership’s records and management estimates of the related commodity sales and transportation fees which are, in turn, based upon applicable product prices (see “Use of Estimates” accounting policy for further description). The Partnership had unbilled revenues at June 30, 2010 and December 31, 2009 of $3,368,800 and $3,883,500, respectively, which are included in accounts receivable – affiliate within the Partnership’s balance sheets.

ATLAS RESOURCES PUBLIC 18-2008 (A) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
June 30, 2010
(Unaudited)
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Comprehensive Income (Loss)
Comprehensive income (loss) includes net earnings and all other changes in the equity of a business during a period from transactions and other events and circumstances from non-owner sources that, under accounting principles generally accepted in the United States of America, have not been recognized in the calculation of net earnings. These changes, other than net earnings, are referred to as “other comprehensive income (loss)” and for the Partnership includes changes in the fair value of unsettled derivative contracts accounted for as cash flow hedges. The following table sets forth the calculation of the Partnership’s comprehensive income (loss):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net earnings	$253,100	$4,620,800	$448,800	$4,299,900
Other comprehensive income (loss):
Unrealized holding gain (loss) on hedging contracts	(652,800)	338,700	5,407,600	7,514,000
Less: reclassification adjustment for gains realized in net earnings	(1,194,100)	(2,485,200)	(2,633,800)	(2,704,200)

Total other comprehensive income (loss)	(1,846,900)	(2,146,500)	2,773,800	4,809,800

Comprehensive income (loss)	$(1,593,800)	$2,474,300	$3,222,600	$9,109,700

Recently Adopted Accounting Standards
In April 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2010-14, “Accounting for Extractive Industries – Oil & Gas: Amendments to Paragraph 932-10-S99-1” (“Update 2010-14”). Update 2010-14 provides amendments to add the SEC’s Regulation S-X Rule 4-10, “Financial Accounting and Reporting for Oil and Gas Producing Activities Pursuant to the Federal Securities Laws and the Energy Policy and Conservation Act of 1975” (“S-X Rule 4-10”) to Accounting Standards Codification (“ASC”) Topic 932 “Extractive Activities – Oil and Gas”. S-X Rule 4-10 was included in the SEC’s Final Rule, “Modernization of Oil, and Gas Reporting, which became effective January 1, 2010. As Update 2010-14 only served to align the FASB’s ASC Topic 932 with the SEC’s S-X Rule 4-10, the Partnership’s adoption did not have a material impact on its financial position, results of operations or related disclosures.
In February 2010, the FASB issued Accounting Standards Update 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements” (“Update 2010-09”). Update 2010-09 removes the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. generally accepted accounting standards. The requirements of Update 2010-09 were effective upon its issuance, February 24, 2010. The Partnership applied the requirements of Update 2010-09 upon its adoption and it did not have an impact on its financial position, results of operations or related disclosures.
In January 2010, the FASB issued Accounting Standards Update 2010-02, “Fair Value Measurement and Disclosures (Topic (820) – Improving Disclosures about Fair Value Measurement” (“Update 2010-06”). Update 2010-06 clarifies and requires new disclosures about the transfer of amounts between Level 1 and Level 2, as well as significant transfers in and out of Level 3. In addition, for Level 2 and Level 3 measurements, Update 2010-06 requires additional disclosure about the valuation technique used or any changes in technique. Update 2010-06 also clarifies that entities must disclose fair value measurements by classes of assets and liabilities, based on the nature and risks of the assets and liabilities. The requirements of Update 2010-06 are effective at the start of a reporting entity’s first fiscal year beginning after December 15, 2009 (January 1, 2010 for the Partnership). The Partnership applied the requirements of Update 2010-06 upon its adoption on January 1, 2010, and it did not have a material impact on its financial position, results of operations or related disclosures.

ATLAS RESOURCES PUBLIC 18-2008 (A) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
June 30, 2010
(Unaudited)
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Recently Issued Accounting Standards
In March 2010, the FASB issued Accounting Standards Update 2010-11, “Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives” (“Update 2010-11”). Update 2010-11 provides clarification with regard to the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements. Specifically, only one form of embedded credit derivative qualifies for the exemption – one that is related only to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. The requirements of Update 2010-11 are effective at the start of a reporting entity’s first fiscal year beginning after June 15, 2010 (July 1, 2010 for the Partnership). The Partnership will apply the requirements of Update 2010-11 upon its adoption on July 1, 2010 and does not expect it to have a material impact on its financial position, results of operations or related disclosures.
NOTE 3 — OIL AND GAS PROPERTIES
The following is a summary of oil and gas properties:

	June 30,	December 31,
	2010	2009
Natural gas and oil properties:
Proved properties:
Leasehold interests	$2,774,100	$2,785,500
Wells and related equipment	220,804,200	221,106,500

	223,578,300	223,892,000

Accumulated depletion	(100,224,000)	(93,505,700)

	$123,354,300	$130,386,300

NOTE 4 — ASSET RETIREMENT OBLIGATIONS
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
The estimated liability is based on the MGP’s historical experience in plugging and abandoning wells, estimated remaining lives of those wells based on reserve estimates, external estimates as to the cost to plug and abandon the wells in the future and federal and state regulatory requirements. The liability is discounted using an assumed credit-adjusted risk-free interest rate. Revisions to the liability could occur due to changes in estimates of plugging and abandonment costs or remaining lives of the wells, or if federal or state regulators enact new plugging and abandonment requirements. The Partnership has no assets legally restricted for purposes of settling asset retirement obligations. Except for its oil and gas properties, the Partnership has determined that there are no other material retirement obligations associated with tangible long-lived assets.

ATLAS RESOURCES PUBLIC 18-2008 (A) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
June 30, 2010
(Unaudited)
NOTE 4 — ASSET RETIREMENT OBLIGATIONS (Continued)
A reconciliation of the Partnership’s liability for plugging and abandonment costs for the periods indicated is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Asset retirement obligation at beginning of period	$1,616,800	$1,540,000	$1,592,900	$957,000
Liabilities incurred from drilling wells	—	—	—	512,400
Revisions of estimates	—	(52,000)	—	—
Accretion expense	23,900	22,000	47,800	40,600

Asset retirement obligation at end of period	$1,640,700	$1,510,000	$1,640,700	$1,510,000

NOTE 5 — DERIVATIVE INSTRUMENTS
The MGP on behalf of the Partnership uses a number of different derivative instruments, principally swaps, collars, and options, in connection with its commodity price risk management activities. The MGP enters into financial instruments to hedge its forecasted natural gas and crude oil sales against the variability in expected future cash flows attributable to changes in market prices. Swap instruments are contractual agreements between counterparties to exchange obligations of money as the underlying natural gas and crude oil is sold. Under swap agreements, the MGP receives or pays a fixed price and receives or remits a floating price based on certain indices for the relevant contract period. Commodity-based option instruments are contractual agreements that grant the right, but not obligation, to purchase or sell natural gas and crude oil at a fixed price for the relevant contract period.
The MGP formally documents all relationships between hedging instruments and the items being hedged, including its risk management objective and strategy for undertaking the hedging transactions. This includes matching the commodity derivative contracts to the forecasted transactions. The MGP assesses, both at the inception of the derivative and on an ongoing basis, whether the derivative is effective in offsetting changes in the forecasted cash flow of the hedged item. If it is determined that a derivative is not effective as a hedge or that it has ceased to be an effective hedge due to the loss of adequate correlation between the hedging instrument and the underlying item being hedged, the MGP will discontinue hedge accounting for the derivative and subsequent changes in the derivative fair value, which is determined by the MGP through the utilization of market data, will be recognized immediately within gain (loss) on mark-to-market derivatives in the Partnership’s statements of operations. For derivatives qualifying as hedges, the Partnership recognizes the effective portion of changes in fair value in partners’ capital as accumulated other comprehensive income and reclassifies the portion relating to commodity derivatives to gas and oil production revenues for the Partnership’s derivatives within the Partnership’s statements of operations as the underlying transactions are settled. For non-qualifying derivatives and for the ineffective portion of qualifying derivatives, the Partnership recognizes changes in fair value within gain (loss) on mark-to-market derivatives in its statements of operations as they occur.

ATLAS RESOURCES PUBLIC 18-2008 (A) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
June 30, 2010
(Unaudited)
NOTE 5 — DERIVATIVE INSTRUMENTS (Continued)
Derivatives are recorded on the Partnership’s balance sheet as assets or liabilities at fair value. The Partnership reflected net derivative assets on its balance sheets of $8,916,800 at June 30, 2010, however unrealized gain of $1,082,700 recognized in income results in a net accumulated other comprehensive income balance of $7,834,100. The unrealized gain of $1,082,700 is comprised of 2009 impairment. Of the remaining $7,834,100 net unrealized gain in accumulated other comprehensive income at June 30, 2010, if the fair values of the instruments remain at current market values, the Partnership will reclassify $3,965,400 of gains to the Partnership’s statements of operations over the next twelve month period as these contracts expire. Aggregate gains of $3,868,700 will be reclassified to the Partnership’s statements of operations in later periods as these remaining contracts expire. Actual amounts that will be reclassified will vary as a result of future price changes.
The following table summarizes the fair value of the Partnership’s derivative instruments as of June 30, 2010 and December 31, 2009, as well as the gain or loss recognized in the statements of operations for effective derivative instruments for the three and six months ended June 30, 2010 and 2009:
Fair Value of Derivative Instruments:

	Asset Derivatives			Liability Derivatives
Derivatives in		Fair Value			Fair Value
Cash Flow	Balance Sheet	June 30,	December 31,	Balance Sheet	June 30,	December 31,
Hedging Relationships	Location	2010	2009	Location	2010	2009

Commodity contracts:	Current assets	$4,619,500	$3,846,900	Current liabilities	$(79,400)	$(47,000)
	Long-term assets	6,227,800	3,386,700	Long-term liabilities	(1,851,100)	(552,600)

Total derivatives		$10,847,300	$7,233,600		$(1,930,500)	$(599,600)

Effects of Derivative Instruments on Statements of Operations:

	(Loss)/Gain			Gain
	Recognized in OCI on Derivative			Reclassified from OCI into Income
	(Effective Portion)		Location of Gain/(Loss)	(Effective Portion)
Derivatives in	Three Months Ended		Reclassified from Accumulated	Three Months Ended
Cash Flow	June 30,	June 30,	OCI into Income	June 30,	June 30,
Hedging Relationship	2010	2009	(Effective Portion)	2010	2009

Commodity contracts	$(652,800)	$338,700	Natural gas and oil revenue	$1,194,100	$2,485,200

	Gain			Gain
	Recognized in OCI on Derivative			Reclassified from OCI into Income
	(Effective Portion)		Location of Gain/(Loss)	(Effective Portion)
Derivatives in	Six Months Ended		Reclassified from Accumulated	Six Months Ended
Cash Flow	June 30,	June 30,	OCI into Income	June 30,	June 30,
Hedging Relationship	2010	2009	(Effective Portion)	2010	2009

Commodity contracts	$5,407,600	$7,514,000	Natural gas and oil revenue	$2,633,800	$2,704,200

The MGP enters into natural gas and crude oil future option contracts and collar contracts to achieve more predictable cash flows by hedging its exposure to changes in natural gas and oil prices. At any point in time, such contracts may include regulated New York Mercantile Exchange (“NYMEX”) futures and options contracts and non-regulated over-the-counter futures contracts with qualified counterparties. NYMEX contracts are generally settled with offsetting positions, but may be settled by the delivery of natural gas. Crude oil contracts are based on a West Texas Intermediate (“WTI”) index. These contracts have qualified and been designated as cash flow hedges and recorded at their fair values.

ATLAS RESOURCES PUBLIC 18-2008 (A) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
June 30, 2010
(Unaudited)
NOTE 5 — DERIVATIVE INSTRUMENTS (Continued)
Natural Gas Fixed Price Swaps

Production		Average
Period Ending	Volumes	Fixed Price	Fair Value
December 31,	(MMbtu)(1)	(per MMbtu)(1)	Asset(2)

2010	1,054,200	$7.245	$2,559,800
2011	1,394,500	6.850	2,124,800
2012	1,053,800	7.165	1,534,800
2013	652,500	7.022	719,400
2014	—	—	—

			$6,938,800

Natural Gas Costless Collars

Production			Average
Period Ending	Option	Volumes	Floor & Cap	Fair Value
December 31,	Type	(MMbtu)(1)	(per MMbtu)(1)	Asset (Liability)(2)

2010	Puts purchased	136,600	$6.170	$245,300
2010	Calls sold	136,600	7.373	(18,300)
2011	Puts purchased	705,700	6.443	1,144,700
2011	Calls sold	705,700	7.554	(204,700)
2012	Puts purchased	585,800	6.024	876,700
2012	Calls sold	585,800	7.192	(480,500)
2013	Puts purchased	677,900	6.020	1,141,400
2013	Calls sold	677,900	7.183	(815,600)
2014	Puts purchased	241,500	5.862	406,000
2014	Calls sold	241,500	6.963	(380,100)

				$1,914,900

Crude Oil Fixed Price Swaps

Production		Average
Period Ending	Volumes	Fixed Price	Fair Value
December 31,	(Bbl)(1)	(per Bbl)(1)	Asset(3)

2010	1,100	$97.123	$21,700
2011	1,600	88.304	14,300
2012	1,200	87.901	8,100
2013	300	88.211	2,100
2014	—	—	—

			$46,200

ATLAS RESOURCES PUBLIC 18-2008 (A) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
June 30, 2010
(Unaudited)
NOTE 5 — DERIVATIVE INSTRUMENTS (Continued)
Crude Oil Costless Collars

Production			Average
Period Ending	Option	Volumes	Floor & Cap	Fair Value
December 31,	Type	(Bbl)(1)	(per Bbl)(1)	Asset (Liability)(3)

2010	Puts purchased	700	$85.000	$6,650
2010	Calls sold	700	112.350	(50)
2011	Puts purchased	1,000	77.381	10,100
2011	Calls sold	1,000	101.642	(4,500)
2012	Puts purchased	800	76.756	9,500
2012	Calls sold	800	102.181	(5,800)
2013	Puts purchased	200	76.757	2,900
2013	Calls sold	200	103.103	(1,900)
2014	Puts purchased	—	—	—
2014	Calls sold	—	—	—

				$16,900

			Total Net Asset	$8,916,800

(1)	“MMBTU” represents million British Thermal Units. “Bbl” represents barrels.

(2)	Fair value based on forward NYMEX natural gas prices, as applicable.

(3)	Fair value based on forward WTI crude oil prices, as applicable.
NOTE 6 — FAIR VALUE OF FINANCIAL INSTRUMENTS
The Partnership has established a hierarchy to measure its financial instruments at fair value which requires it to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The hierarchy defines three levels of inputs that may be used to measure fair value:
Level 1— Unadjusted quoted prices in active markets for identical, unrestricted assets and liabilities that the reporting entity has the ability to access at the measurement date.
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

ATLAS RESOURCES PUBLIC 18-2008 (A) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
June 30, 2010
(Unaudited)
NOTE 6 — FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The Partnership uses a fair value methodology to value the assets and liabilities for its outstanding derivative contracts (see Note 5). The Partnership’s commodity derivative contracts are valued based on observable market data related to the change in price of the underlying commodity and are therefore defined as Level 2 fair value measurements.
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The Partnership estimates the fair value of asset retirement obligations using Level 3 inputs based on discounted cash flow projections using numerous estimates, assumptions and judgments regarding such factors at the date of establishment of an asset retirement obligation such as: amounts and timing of settlements; the credit-adjusted risk-free rate of the Partnership; and estimated inflation rates (see Note 4).
NOTE 7 — CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS
The Partnership has entered into the following significant transactions with its MGP and its affiliates as provided under its Partnership agreement:
•
Administrative costs which are included in general and administrative expenses in the Partnership’s statements of operations are payable at $75 per well per month. Administrative costs incurred for the three and six months ended June 30, 2010 were $37,700 and $74,400, respectively. Administrative costs incurred for the three and six months ended June 30, 2009 were $24,800 and $32,700, respectively.

•
Monthly well supervision fees which are included in production expenses in the Partnership’s statements of operations are payable at $975 per well per month for Marcellus wells and $1,500, for New Albany and Indiana Wells. For all other wells, a fee of $392 is charged per will per month for operating and maintaining the wells. Well supervision fees incurred for the three and six months ended June 30, 2010 were $312,100 and $615,700, respectively. Supervision fees incurred for the three and six months ended June 30, 2009 were $203,200 and $257,900, respectively.

•
Transportation fees which are included in production expenses in the Partnership’s statements of operations are generally payable at 13% of the natural gas sales price. Transportation fees incurred for the three and six months ended June 30, 2010 were $517,500 and $1,303,700, respectively. Transportation fees incurred for the three and six months ended June 30, 2009 were $1,408,500 and $1,739,800, respectively.

•
Assets contributed from the MGP which are disclosed on the Partnership’s statements of cash flows as a non-cash activity for the six months ended June 30, 2010 and 2009 were $144,900 and $16,489,800, respectively.

ATLAS RESOURCES PUBLIC 18-2008 (A) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
June 30, 2010
(Unaudited)
NOTE 7 — CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS (Continued)
The MGP and its affiliates perform all administrative and management functions for the Partnership including billing revenues and paying expenses. Accounts receivable-affiliate on the Partnership’s balance sheets represents the net production revenues due from the MGP.
Subordination by Managing General Partner
Under the terms of the Partnership agreement, the MGP may be required to subordinate up to 50% of its share of production revenues of the Partnership to the benefit of the limited partners for an amount equal to at least 10% of their net subscriptions, determined on a cumulative basis, in each of the first five years of Partnership operations, commencing with the first distribution to the investor partners (September 2009) and expiring 60 months from that date. In July 2010, it was determined by management that the MGP is required to subordinate a portion of its net production revenues. Beginning August 2010, the MGP will subordinate $2,014,000 of its net production revenue.
NOTE 8 — COMMITMENTS AND CONTINGENCIES
Legal Proceedings
The Managing General Partner is not aware of any legal proceedings filed against the Partnership.
The Partnership’s MGP is a party to various routine legal proceedings arising out of the ordinary course of its business. Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on the Partnership’s financial condition or results of operations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)
Forward-Looking Statements
When used in this Form 10-Q, the words “believes,” “anticipates,” “expects” and similar expressions are intended to identify forward-looking statements. There are risks and uncertainties that could cause actual results to differ materially from the results stated or implied in this document. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release the results of any revisions to forward-looking statements which we may make to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.
BUSINESS OVERVIEW
We are a Delaware Limited Partnership which operates gas wells located primarily in western Pennsylvania, West Virginia, Indiana, Michigan, Ohio, and Tennessee. Our Partnership includes Atlas Resources, LLC of Pittsburgh, Pennsylvania, as Managing General Partner (“MGP”) and operator, and 4,439 Limited Partners. The MGP is a wholly-owned subsidiary of Atlas Energy Resources, LLC (ATN), and independent developer and producer of natural gas and oil, with operations in the Appalachian, Michigan and Illinois Basin. ATN is a wholly-owned subsidiary of Atlas Energy, Inc, (NASDAQ: ATLS).

Our wells are currently producing natural gas and to a lesser extent, oil which are our only products. Most of our gas is gathered and delivered to market through Laurel Mountain Midstream, LLC’s gas gathering system, a joint venture between Atlas Energy’s affiliate, Atlas Pipeline Partners, L.P. (NYSE: APL) and The Williams Companies, Inc. (NYSE: WMB). We do not plan to sell any of our wells and will continue to produce them until they are depleted or become uneconomical to produce, at which time they will be plugged and abandoned or sold.
Results of Operations
The following table sets forth information relating to our production revenues, volumes, sales prices, production costs and depletion during the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Production revenues (in thousands):
Gas	$4,624	$11,028	$11,430	$13,560
Oil	185	135	616	135
Liquid	182	—	316	—

Total	$4,991	$11,163	$12,362	$13,695

Production volumes:
Gas (mcf/day) (1)	7,591	18,766	10,054	11,420
Oil (bbls/day) (1)	33	29	60	14
Liquid (bbl/day) (1)	42	—	36	—

Total (mcfe/day) (1)	8,041	18,940	10,630	11,504

Average sales prices: (2)
Gas (per mcf) (1) (3)	$7.05	$6.46	$6.55	$6.56
Oil (per bbl) (1) (4)	$61.92	$52.17	$56.95	$52.17
Liquid (per bbl) (1)	$47.94	$—	$48.36	$—

Average production costs:
As a percent of revenues	40%	25%	37%	25%
Per mcfe (1)	$2.78	$1.61	$2.40	$1.61

Depletion per mcfe	$3.76	$2.10	$3.81	$2.80

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

(3)
Average gas prices are calculated by including in total revenue derivative gains previously recognized into income and dividing by the total volume for the period. Previously recognized derivative gains were $248,800 and $486,900 for the three and six months ended June 30, 2010, respectively. The derivative gains are included in other comprehensive income and resulted from prior period impairment charges.

(4)
Average oil prices are calculated by including in total revenue derivative gains previously recognized into income and dividing by the total volume for the period. Previously recognized derivative gains were $2,100 and $4,100 for the three and six months ended June 30, 2010, respectively. The derivative gains are included in other comprehensive income and resulted from prior period impairment charges.

Natural Gas Revenues. Our natural gas revenues were $4,623,900 and $11,027,600 for the three months ended June 30, 2010 and 2009, respectively, a decrease of $6,403,700 (58%). The $6,403,700 decrease in natural gas revenues for the three months ended June 30, 2010 as compared to the prior year similar period was attributable to a $6,567,200 decrease in production volumes, partially offset by a $163,500 increase in our natural gas sales prices after the effect of financial hedges, which were driven by market conditions. Our production volumes decreased to 7,591 mcf per day for the three months ended June 30, 2010 from 18,766 mcf per day for the three months ended June 30, 2009, a decrease of 11,175 mcf per day (60%). The overall decrease in natural gas production volumes for the three months ended June 30, 2010 resulted primarily from the normal decline inherent in the life of a well.
Our natural gas revenues were $11,429,800 and $13,560,000 for the six months ended June 30, 2010 and 2009, respectively, a decrease of $2,130,200 (16%). The $2,130,200 decrease in natural gas revenues for the six months ended June 30, 2010 as compared to the prior year similar period was attributable to a $1,622,100 decrease in production volumes and a decrease in our natural gas sales prices of $508,100 after the effect of financial hedges, which were driven by market conditions. Our production volumes decreased to 10,054 mcf per day for the six months ended June 30, 2010 from 11,420 mcf per day for the six months ended June 30, 2009, a decrease of 1,366 mcf per day (12%). The overall decrease in natural gas production volumes for the six months ended June 30, 2010 resulted primarily from the normal decline inherent in the life of a well.
Oil Revenues. We drill wells primarily to produce natural gas, rather than oil, but some wells have limited oil production. Our oil revenues were $184,500 and $135,500 for the three months ended June 30, 2010 and 2009, respectively, an increase of $49,000 (36%). The $49,000 increase in oil revenues for the three months ended June 30, 2010 as compared to the prior year similar period was attributable to a $21,800 increase in production volumes and a $27,200 increase in oil prices after the effect of financial hedges. Our production volumes increased to 33 bbls per day for the three months ended June 30, 2010 from 29 bbls per day for the three months ended June 30, 2009, an increase of 4 bbls per day (14%).
Our oil revenues were $615,900 and $135,500 for the six months ended June 30, 2010 and 2009, respectively, an increase of $480,400. The $480,400 increase in oil revenues for the six months ended June 30, 2010 as compared to the prior year similar period was attributable to a $432,500 increase in production volumes and a $47,900 increase in oil prices after the effect of financial hedges. Our production volumes increased to 60 bbls per day for the six months ended June 30, 2010 from 14 bbls per day for the six months ended June 30, 2009, an increase of 46 bbl per day (329%).
Natural Gas Liquids Revenue. The majority of our wells produce “dry gas,” which is composed primarily of methane and requires no additional processing before being transported and sold to the purchaser. Some wells, however, produce “wet gas,” which contains larger amounts of ethane and other associated hydrocarbons (i.e. “natural gas liquids”) that must be removed prior to transporting the gas. Once removed, these natural gas liquids are sold to various purchasers. Our natural gas liquids revenues were $182,300 and $316,500 for the three and six months ended June 30, 2010, respectively.
Expenses. Production expenses were $1,971,800 and $2,792,200 for the three months ended June 30, 2010 and 2009, respectively, a decrease of $820,400 (29%). Production expenses were $4,530,500 and $3,375,300 for the six months ended June 30, 2010 and 2009, respectively, an increase of $1,155,200 (34%). The decrease for the three months ended June 30, 2010 was due to lower transportation fees. The increase for the six months ended June 30, 2010 was due to more wells being on-line.
Depletion of oil and gas properties as a percentage of oil and gas revenues were 53% and 58% in the three and six months ended June 30, 2010. Depletion was estimated as a percentage of revenues for the three and six months ended June 30, 2009. These percentage changes were directly attributable to changes in revenues, oil and gas reserve quantities, product prices, production volumes and changes in the depletable cost basis of oil and gas properties.
General and administrative expenses for the three months ended June 30, 2010 and 2009 were $78,200 and $74,000, respectively, an increase of $4,200 (6%). For the six months ended June 30, 2010 and 2009 these expenses were $158,800 and $115,600, respectively, an increase of $43,200 (37%). These expenses include third-party costs for services as well as the monthly administrative fees charged by our MGP. These increases for the three and six months ended June 30, 2010 were primarily due to higher third-party costs as compared to the prior year similar period.

Liquidity and Capital Resources
Cash provided by operating activities increased $5,003,400 in the six months ended June 30, 2010 to $7,821,200 as compared to $2,817,800 for the six months ended June 30, 2009. This increase was due to an increase in account-receivable affiliate of $6,774,300, a net non-cash loss on derivative values of $491,000 and an increase in accrued liabilities of $269,400, partially offset by a decrease in net earnings before depletion and accretion of $2,531,300, for the six months ended June 30, 2010 compared to the six months ended June 30, 2009.
There was no cash used in investing activities during the six months ended June 30, 2010. Cash used in investing activities was $45,492,800 in the six months ended June 30, 2009. This consisted of oil and gas well drilling contracts paid to the MGP.
Cash used in financing activities was $9,331,300 during the six months ended June 30, 2010. This consisted of distributions to partners. Cash provided by financing activities was $24,653,200 during the six months ended June 30, 2009. This was due to Partners’ capital contribution.
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
Subordination by Managing General Partner
Under the terms of the Partnership agreement, the MGP may be required to subordinate up to 50% of its share of production revenues of the Partnership to the benefit of the limited partners for an amount equal to at least 10% of their net subscriptions, determined on a cumulative basis, in each of the first five years of Partnership operations, commencing with the first distribution to the investor partners (September 2009) and expiring 60 months from that date. In July 2010, it was determined by management that the MGP is required to subordinate a portion of its net production revenues. Beginning August 2010, the MGP will subordinate $2,014,000 of its net production revenue.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires making estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of actual revenue and expenses during the reporting period. Although we base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, actual results may differ from the estimates on which our financial statements are prepared at any given point of time. Changes in these estimates could materially affect our financial position, results of operations or cash flows. Significant items that are subject to such estimates and assumptions include revenue and expense accruals, depletion, asset impairment, fair value of derivative instruments, and the probability of forecasted transactions. A discussion of our significant accounting policies we have adopted and followed in the preparation of our financial statements is included within our Annual Report on Form 10-K for the year ended December 31, 2009 and in Note 2 under Item 1, “Financial Statements” included in this report, and there have been no material changes to these policies through June 30, 2010.

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
We use a fair value methodology to value the assets and liabilities for our outstanding derivative contracts. Our commodity hedges are calculated based on observable market data related to the change in price of the underlying commodity and are therefore defined as Level 2 fair value measurements.
Liabilities that are required to be measured at fair value on a nonrecurring basis include our asset retirement obligations (“ARO’s”) that are defined as Level 3. Estimates of the fair value of ARO’s are based on discounted cash flows using numerous estimates, assumptions, and judgments regarding the cost, timing of settlement, our credit-adjusted risk-free rate and inflation rates.
ITEM 4. CONTROLS AND PROCEDURES
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2010, our disclosure controls, and procedures were effective at the reasonable assurance level.
There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The Managing General Partner is not aware of any legal proceedings filed against the Partnership.
Affiliates of the MGP and their subsidiaries are party to various routine legal proceedings arising in the ordinary course of their collective business. The MGP management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on the MGP’s financial condition or results of operation.
ITEM 6. EXHIBITS
EXHIBIT INDEX

Exhibit No.	Description

4.0	Amended and Restated Certificate and Agreement of Limited Partnership for Public 18-2008 (A) L.P. (1)
10.1	Drilling and Operating Agreement for Atlas America Public 18-2008 (A) L.P. (1)
31.1	Rule 13a-14(a)/15d-14(a) Certification.
31.2	Rule 13a-14(a)/15d-14(a) Certification.
32.1	Section 1350 Certification.
32.2	Section 1350 Certification.

(1)	Filed on October 15, 2008 in the Form S-1A Registration Statement dated October 15, 2008, File No. 333-150925-03

SIGNATURES
Pursuant to the requirements of the Securities of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Atlas Resources Public 18-2008 (A) L.P. Atlas Resources, LLC, Managing General Partner

Date: August 16, 2010	By:	/s/ FREDDIE M. KOTEK
Freddie M. Kotek,
Chairman of the Board of Directors,
Chief Executive Officer and President

Date: August 16, 2010	By:	/s/ MATTHEW A. JONES
Matthew A. Jones,
Chief Financial Officer