Form 10-Q
period 2011-06-30
Atlas Resources Public #18-2008 (A) L.P.
filed 2011-08-12
CIK 1432987

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

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
Issuer’s telephone number, including area code: (412) 262-2830
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

ATLAS RESOURCES PUBLIC 18-2008 (A) L.P.
(A DELAWARE LIMITED PARTNERSHIP)
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

PAGE
PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

Balance Sheets as of June 30, 2011 and December 31, 2010	3

Statements of Operations for the Three Months and Six Months ended June 30, 2011 and 2010	4

Statement of Changes in Partners’ Capital for the Six Months ended June 30, 2011	5

Statements of Cash Flows for the Six Months ended June 30, 2011 and 2010	6

Notes to Financial Statements	7-15

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations	15-19

Item 4: Controls and Procedures	20

PART II. OTHER INFORMATION

Item 1: Legal Proceedings	20

Item 6: Exhibits	20

SIGNATURES	21

CERTIFICATIONS

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

ATLAS RESOURCES PUBLIC 18-2008 (A) L.P.
BALANCE SHEETS

	June 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$841,900	$1,015,600
Accounts receivable — affiliate	4,723,000	3,642,700
Short-term hedge receivable due from affiliate	—	2,670,400

Total current assets	5,564,900	7,328,700

Oil and gas properties, net	46,260,000	48,356,200
Long-term hedge receivable due from affiliate	—	2,705,700
Long-term receivable-affiliate	1,603,000	—

	$53,427,900	$58,390,600

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accrued liabilities	$246,900	$380,100
Short-term hedge liability due to affiliate	—	29,600

Total current liabilities	246,900	409,700

Asset retirement obligation	2,596,700	2,521,100
Long-term hedge liability due to affiliate	—	451,400

Partners’ capital:
Managing general partner	4,371,500	6,320,000
Limited partners (20,152.50 units)	44,826,600	48,165,900
Accumulated other comprehensive income	1,386,200	522,500

Total partners’ capital	50,584,300	55,008,400

	$53,427,900	$58,390,600

See accompanying notes to financial statements.

ATLAS RESOURCES PUBLIC 18-2008 (A) L.P.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
REVENUES
Natural gas, oil and liquid gas	$3,240,900	$4,990,700	$6,577,300	$12,362,200
Interest income	200	300	400	600

Total revenues	3,241,100	4,991,000	6,577,700	12,362,800

COSTS AND EXPENSES
Production	1,174,400	1,971,800	2,495,700	4,530,500
Depletion	1,103,900	2,664,000	2,226,200	7,176,900
Accretion of asset retirement obligation	37,800	23,900	75,600	47,800
General and administrative	64,100	78,200	134,300	158,800

Total expenses	2,380,200	4,737,900	4,931,800	11,914,000

Net income	$860,900	$253,100	$1,645,900	$448,800

Allocation of net income (loss):
Managing general partner	$296,400	$644,700	$680,100	$1,631,300

Limited partners	$564,500	$(391,600)	$965,800	$(1,182,500)

Net income (loss) per limited partnership unit	$28	$(19)	$48	$(59)

See accompanying notes to financial statements.

ATLAS RESOURCES PUBLIC 18-2008 (A) L.P.
STATEMENT OF CHANGES IN PARTNERS’ CAPITAL
FOR THE SIX MONTHS ENDED
June 30, 2011
(Unaudited)

			Accumulated
	Managing		Other
	General	Limited	Comprehensive
	Partner	Partners	Income	Total

Balance at January 1, 2011	$6,320,000	$48,165,900	$522,500	$55,008,400

Participation in revenues and expenses:
Net production revenues	971,800	3,109,800	—	4,081,600
Interest income	100	300	—	400
Depletion	(229,900)	(1,996,300)	—	(2,226,200)
Accretion of asset retirement obligation	(22,300)	(53,300)	—	(75,600)
General and administrative	(39,600)	(94,700)	—	(134,300)

Net income	680,100	965,800	—	1,645,900

Other comprehensive income	—	—	863,700	863,700

Subordination	(704,100)	704,100	—	—

Assets contributed	130,000	—	—	130,000

Distributions to partners	(2,054,500)	(5,009,200)	—	(7,063,700)

Balance at June 30, 2011	$4,371,500	$44,826,600	$1,386,200	$50,584,300

See accompanying notes to financial statements.

ATLAS RESOURCES PUBLIC 18-2008 (A) L.P.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2011	2010
Cash flows from operating activities:

Net income	$1,645,900	$448,800
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion	2,226,200	7,176,900
Non-cash loss on hedge instruments	1,261,300	491,000
Accretion of asset retirement obligation	75,600	47,800
Decrease (increase) in accounts receivable-affiliate	742,600	(624,400)
(Decrease) increase in accrued liabilities	(133,200)	281,100

Net cash provided by operating activities	5,818,400	7,821,200

Cash flows from financing activities:
Distributions to partners	(5,992,100)	(9,331,300)

Net cash used in financing activities	(5,992,100)	(9,331,300)

Net decrease in cash and cash equivalents	(173,700)	(1,510,100)
Cash and cash equivalents at beginning of period	1,015,600	1,510,300

Cash and cash equivalents at end of period	$841,900	$200

Supplemental Schedule of non-cash financing activities:

Assets contributed by managing general partner:
Tangible drilling costs	$58,000	$144,900
Intangible drilling costs	72,000	—

	$130,000	$144,900

Distribution to Managing General Partner	$1,071,600	$—

See accompanying notes to financial statements.

ATLAS RESOURCES PUBLIC 18-2008 (A) L.P.
NOTES TO FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)
NOTE 1 — DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Atlas Resources Public 18-2008 (A) L.P. (the “Partnership”) is a Delaware limited partnership and formed and April 8, 2008 with Atlas Resources, LLC serving as its Managing General Partner and operator (“Atlas Resources” or “MGP”). Atlas Resources is an indirect subsidiary of Atlas Energy, L.P., formerly Atlas Pipeline Holdings, L.P. (“Atlas Energy”) (NYSE: ATLS). On February 17, 2011, Atlas Energy, a then-majority owned subsidiary of Atlas Energy, Inc. and parent of the general partner of Atlas Pipeline Partners, L.P. (“APL”) (NYSE: APL), completed an acquisition of assets from Atlas Energy, Inc., which included its investment partnership business; its oil and gas exploration, development and production activities conducted in Tennessee, Indiana, and Colorado, certain shallow wells and leases in New York and Ohio, and certain well interests in Pennsylvania and Michigan; and its ownership and management of investments in Lightfoot Capital Partners, L.P. and related entities.
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
The accompanying financial statements, which are unaudited except that the balance sheet at December 31, 2010 is derived from audited financial statements, are presented in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim reporting. They do not include all disclosures normally made in financial statements contained in the Form 10-K. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto presented in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010. The results of operations for the three and six months ended June 30, 2011 may not necessarily be indicative of the results of operations for the year ended December 31, 2011.
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
June 30, 2011
(Unaudited)
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Use of Estimates (Continued)
The natural gas industry principally conducts its business by processing actual transactions as much as 60 days after the month of delivery. Consequently, the most recent two months’ financial results were recorded using estimated volumes and contract market prices. Differences between estimated and actual amounts are recorded in the following months’ financial results. Management believes that the operating results presented represent actual results in all material respects (see “Revenue Recognition” accounting policy for further description).
Accounts Receivable and Allowance for Possible Losses
In evaluating the need for an allowance for possible losses, the MGP performs ongoing credit evaluations of the Partnership’s customers and adjusts credit limits based upon payment history and the customers’ current creditworthiness as determined by review of the Partnership’s customers’ credit information. Credit is extended on an unsecured basis to many of its energy customers. June 30, 2011 and December 31, 2010, the MGP’s credit evaluation indicated that the Partnership had no need for an allowance for possible losses.
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
The Partnership’s depletion expense is determined on a field-by-field basis using the units-of-production method. Depletion rates for lease, well and related equipment costs are based on proved developed reserves associated with each field. Depletion rates are determined based on reserve quantity estimates and the capitalized costs of developed producing properties. Upon the sale or retirement of a complete field of a proved property, the Partnership eliminates the cost from the property accounts and the resultant gain or loss is reclassified to the Partnership’s statements of operations. Upon the sale of an individual well, the Partnership credits the proceeds to accumulated depreciation and depletion within its balance sheets. As a result of retirements, the Partnership reclassified $23,400 from oil and gas properties to accumulated depletion for the six months ended June 30, 2011.

	June 30,	December 31,
	2011	2010
Proved properties:
Leasehold interests	$2,769,100	$2,774,100
Wells and related equipment	221,846,300	221,734,700

	224,615,400	224,508,800

Accumulated depletion	(178,355,400)	(176,152,600)

	$46,260,000	$48,356,200

ATLAS RESOURCES PUBLIC 18-2008 (A) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
June 30, 2011
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
The determination of oil and natural gas reserve estimates is a subjective process and the accuracy of any reserve estimate depends on the quality of available data and the application of engineering and geological interpretation and judgment. Estimates of economically recoverable reserves and future net cash flows depend on a number of variable factors and assumptions that are difficult to predict and may vary considerably from actual results. In addition, reserve estimates for wells with limited or no production history are less reliable than those based on actual production. Estimated reserves are often subject to future revisions, which could be substantial, based on the availability of additional information which could cause the assumptions to be modified. The Partnership cannot predict what reserve revisions may be required in future periods. There was no impairment charge recognized during the three and six months ended June 30, 2011. During the year ended December 31, 2010, the Partnership recognized an impairment charge of $65,481,100, net of an offsetting gain in accumulated other comprehensive income of $3,678,100.
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
June 30, 2011
(Unaudited)
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Revenue Recognition
The Partnership generally sells natural gas and crude oil at prevailing market prices. Revenue is recognized when produced quantities are delivered to a custody transfer point, persuasive evidence of a sales arrangement exists, the rights and responsibility of ownership pass to the purchaser upon delivery, collection of revenue from the sale is reasonably assured and the sales price is fixed or determinable. Revenues from the production of natural gas and crude oil in which the Partnership has an interest with other producers are recognized on the basis of the Partnership’s percentage ownership of the working interest. Generally, the Partnership’s sales contracts are based on pricing provisions that are tied to a market index with certain adjustments based on proximity to gathering and transmission lines and the quality of its natural gas.
The Partnership accrues unbilled revenue due to timing differences between the delivery of natural gas and crude oil and the receipt of a delivery statement. These revenues are recorded based upon volumetric data from the Partnership’s records and management estimates of the related commodity sales and transportation fees which are, in turn, based upon applicable product prices (see “Use of Estimates” accounting policy for further description). The Partnership had unbilled revenues at June 30, 2011 and December 31, 2010 of $1,962,500 and $2,723,900, respectively, which are included in accounts receivable — affiliate within the Partnership’s balance sheets.
Recently Adopted Accounting Standards
In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. Update 2011-05 amends the FASB Accounting Standards Codification to provide an entity with the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with a total net income, each component of other comprehensive income, and a total amount for comprehensive income. Update 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in partners’ capital. These changes apply to both annual and interim financial statements. Update 2011-05 will be effective for public entities’ fiscal years, and interim periods within those years, beginning after December 15, 2011. The Partnership will apply the requirements of Update 2011-05 upon its effective date of January 1, 2012, and it does not anticipate it having a material impact on its financial position, results of operations or related disclosures.
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

ATLAS RESOURCES PUBLIC 18-2008 (A) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
June 30, 2011
(Unaudited)
NOTE 3 — ASSET RETIREMENT OBLIGATION (Continued)
A reconciliation of the Partnership’s liability for plugging and abandonment costs for the periods indicated is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Asset retirement obligation at beginning of period	$2,558,900	$1,616,800	$2,521,100	$1,592,900
Accretion expense	37,800	23,900	75,600	47,800

Asset retirement obligation at end of period	$2,596,700	$1,640,700	$2,596,700	$1,640,700

NOTE 4 — DERIVATIVE INSTRUMENTS
The MGP, on behalf of the Partnership, used a number of different derivative instruments, principally swaps and collars, in connection with its commodity price risk management activities. The MGP entered into financial instruments to hedge the Partnership’s forecasted natural gas and crude oil against the variability in expected future cash flows attributable to changes in market prices. Swap instruments are contractual agreements between counterparties to exchange obligations of money as the underlying natural gas and crude oil is sold. Under swap agreements, the Partnership received or pays a fixed price and receives or remits a floating price based on certain indices for the relevant contract period. Commodity-based option instruments are contractual agreements that grant the right, but not obligation, to purchase or sell natural gas and crude oil at a fixed price for the relevant contract period.
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

ATLAS RESOURCES PUBLIC 18-2008 (A) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
June 30, 2011
(Unaudited)
NOTE 4 — DERIVATIVE INSTRUMENTS (Continued)
Prior to the acquisition on February 17, 2011 of “the Transferred Business”, Atlas Energy, Inc. monetized its derivative instruments related to the Transferred Business. The monetized proceeds relate to instruments that were originally put into place to hedge future natural gas and oil production of the Transferred Business, including production generated through its Drilling Partnerships. At June 30, 2011, the Partnership recorded a net receivable from the monetized derivative instruments of $1,822,900 in accounts receivable-affiliate and $1,603,000 in long-term receivable-affiliate with the corresponding net unrealized gains in accumulated other comprehensive income on the Partnership’s balance sheets, which will be allocated to natural gas and oil production revenue generated over the period of the original instruments’ contracts. As a result of the monetization and the early settlement of natural gas and oil derivative instruments and the unrealized gains recognized in income in prior periods due to natural gas and oil property impairments, the Partnership recorded a net deferred gain on its balance sheets in other comprehensive income of $1,386,200 as of June 30, 2011. Unrealized gains, net of the MGP’s interest, previously recognized into income as a result of prior period impairments included in accumulated other comprehensive income were $1,681,500 and $358,200 for the year ended December 31, 2010 and prior periods, respectively. The MGP’s portion of the unrealized gains was written-off as part of the terms related to the acquisition of the Transferred Business. For the six months ended June 30, 2011, the Partnership reclassified $1,071,600 of unrealized gains previously recognized into income from prior period impairments related to the MGP from a hedge receivable due from affiliate to a non-cash distribution to the MGP. As such, $1,071,600 was recorded as a distribution to partners on the statement of changes in partners’ capital. During the six months ended June 30, 2011, $787,200 of monetized proceeds were recorded by the Partnership and allocated only to the limited partners. Of the remaining $1,386,200 of net unrealized gain in accumulated other comprehensive income, the Partnership will reclassify $714,200 of net gains to the Partnership’s statements of operations over the next twelve month period and the remaining $672,000 in later periods.
The following table summarizes the fair value of the Partnership’s derivative instruments as of December 31, 2010, as well as the gain or loss recognized in the statements of operations for the three and six months ended June 30, 2011 and 2010:
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

ATLAS RESOURCES PUBLIC 18-2008 (A) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
June 30, 2011
(Unaudited)
NOTE 4 — DERIVATIVE INSTRUMENTS (Continued)
Effects of Derivative Instruments on Statements of Operations:

		Three Months Ended		Six Months Ended
		June 30,	June 30,	June 30,	June 30,
		2011	2010	2011	2010
Derivative in Cash Flow Hedging Relationships	Gain (Loss) Recognized in OCI on Derivatives
	Commodity Contracts	$—	$(652,800)	$328,400	$5,407,600

		Three Months Ended		Six Months Ended
		June 30,	June 30,	June 30,	June 30,
		2011	2010	2011	2010
Location of Gain Reclassified from Accumulated OCI into Income	Gain Reclassified from OCI into Net Income
	Gas and Oil Revenue	$298,100	$1,194,100	$877,700	$2,633,800

NOTE 5 — COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) includes net income and all other changes in the equity of a business during a period from transactions and other events and circumstances from non-owner sources that, under accounting principles generally accepted in the United States of America, have not been recognized in the calculation of net income. These changes, other than net income, are referred to as “other comprehensive income (loss)” and for the Partnership includes changes in the fair value of unsettled derivative contracts accounted for as cash flow hedges, and changes in the estimated amount of future monetized proceeds to be received (See Note 4). The monetized proceeds included in accounts receivable affiliate have been allocated to the Partnership based on estimated future production in relation to all other Partnerships’ future production eligible to receive monetized hedge proceeds. As actual production is realized, there may be a corresponding difference in the Partnership’s actual share of monetized hedge proceeds received, than what was previously estimated. This component is shown as “Difference in estimated monetized gains receivable.” The following table sets forth the calculation of the Partnership’s comprehensive income (loss):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Net income	$860,900	$253,100	$1,645,900	$448,800
Other comprehensive income (loss):
Unrealized holding gain (loss) on hedging contracts	—	(652,800)	328,400	5,407,600
MGP portion of non-cash loss on hedge instruments	—	—	1,071,600	—
Difference in estimated monetized gains receivable	194,100	—	341,400	—
Less: reclassification adjustment for gains realized in net income	(298,100)	(1,194,100)	(877,700)	(2,633,800)

Total other comprehensive income (loss)	(104,000)	(1,846,900)	863,700	2,773,800

Comprehensive income (loss)	$756,900	$(1,593,800)	$2,509,600	$3,222,600

ATLAS RESOURCES PUBLIC 18-2008 (A) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
June 30, 2011
(Unaudited)
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The Partnership used a fair value methodology to value the assets and liabilities for its outstanding derivative contracts (see Note 4). The Partnership’s commodity derivative contracts were valued based on observable market data related to the change in price of the underlying commodity and are therefore defined as Level 2 fair value measurements.
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
NOTE 7 — TRANSACTIONS WITH ATLAS RESOURCES, LLC AND ITS AFFILIATES
The Partnership has entered into the following significant transactions with the MGP and its affiliates as provided under the Partnership Agreement:
•
Administrative costs which are included in general and administrative expenses in the Partnership’s statements of operations are payable at $75 per well per month. Administrative costs incurred for the three and six months ended June 30, 2011 were $36,500 and $74,400, respectively. Administrative costs incurred for the three and six months ended June 30, 2010 were $37,700 and $74,400, respectively.

•
Monthly well supervision fees which are included in production expenses in the Partnership’s statements of operations are payable at $975 per well per month for Marcellus wells and $1,500, for New Albany wells. For all other wells, a fee of $392 is charged per will per month for operating and maintaining the wells. Well supervision fees incurred for the three and six months ended June 30, 2011 were $299,200 and $607,300, respectively. Supervision fees incurred for the three and six months ended June 30, 2010 were $312,100 and $615,700, respectively.

ATLAS RESOURCES PUBLIC 18-2008 (A) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
June 30, 2011
(Unaudited)
NOTE 7 — TRANSACTIONS WITH ATLAS RESOURCES, LLC AND ITS AFFILIATES (Continued)
•
Transportation fees which are included in production expenses in the Partnership’s statements of operations, incurred for the three and six months ended June 30, 2011 were $336,300 and $740,800, respectively. Transportation fees incurred for the three and six months ended June 30, 2010 were $517,500 and $1,303,700, respectively.

•
Assets contributed from the MGP which are disclosed on the Partnership’s statements of cash flows as a non-cash activity for the six months ended June 30, 2011 and 2010 were $130,000 and $144,900, respectively.

The MGP and its affiliates perform all administrative and management functions for the Partnership including billing revenues and paying expenses. Accounts receivable-affiliate on the Partnership’s balance sheets represents the net production revenues due from the MGP.
Subordination by Managing General Partner
Under the terms of the Partnership Agreement, the MGP may be required to subordinate up to 50% of its share of net production revenues of the Partnership to provide a distribution to the limited partners equal to at least 10% of their agreed subscriptions. Subordination is determined on a cumulative basis, in each of the first five years of Partnership operations, commencing with the first distribution of net revenues to the limited partners (September 2009). For the six months ended June 30, 2011, the MGP was required to subordinate $704,100. Therefore, MGP capital was decreased and the limited partners’ capital was increased by $704,100 as shown on the statement of changes in partners’ capital for the six months ended June 30, 2011.

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

Overview
The following discussion provides information to assist in understanding our financial condition and result of operations. Our operating cash flows are generated from our wells, which produce primarily natural gas, but also some oil. Our produced natural gas and oil is then delivered to market through affiliated or third-party gas gathering systems. Our ongoing operating and maintenance costs have been and are expected to be fulfilled through revenues from the sale of our natural gas and oil production. We pay our managing general partner, as operator, a monthly well supervision fee, which covers all normal and regularly recurring operating expenses for the production and sale of natural gas and oil such as:
•	well tending, routine maintenance and adjustment;

•	reading meters, recording production, pumping, maintaining appropriate books and records; and

•	preparation of reports for us and government agencies.
The well supervision fees, however, do not include costs and expenses related to the purchase of certain equipment, materials and brine disposal. If these expenses are incurred, we pay cost for third-party services, materials, and a competitive charge for services performed directly by our managing general partner or its affiliates. Also, beginning one year after each of our wells has been placed into production our managing general partner, as operator, may retain $200 per month, per well to cover the estimated future plugging and abandonment costs of the well. As of June 30, 2011, our managing general partner had not withheld any funds for this purpose. Our managing general partner intends to produce our wells until they are depleted or become uneconomical to produce, at which time they will be plugged and abandoned or sold. No other wells will be drilled and no additional funds will be required for drilling.
Markets and Competition
The availability of a ready market for natural gas and oil produced by us, and the price obtained, depends on numerous factors beyond our control, including the extent of domestic production, imports of foreign natural gas and oil, political instability or terrorist acts in oil and gas producing countries and regions, market demand, competition from other energy sources, the effect of federal regulation on the sale of natural gas and oil in interstate commerce, other governmental regulation of the production and transportation of natural gas and oil and the proximity, availability and capacity of pipelines and other required facilities. Our managing general partner is responsible for selling our natural gas production. During 2011 and 2010, we experienced no problems in selling our natural gas and oil. Product availability and price are the principal means of competition in selling natural gas and oil production. While it is impossible to accurately determine our comparative position in the industry, we do not consider our operations to be a significant factor in the industry.
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

Results of Operations
The following table sets forth information relating to our production revenues, volumes, sales prices, production costs and depletion during the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Production revenues (in thousands):
Gas	$2,709	$4,624	$5,583	$11,430
Oil	227	185	480	616
Liquid	305	182	515	316

Total	$3,241	$4,991	$6,578	$12,362

Production volumes:
Gas (mcf/day) (1)	6,269	7,591	6,380	10,054
Oil (bbls/day) (1)	30	33	34	60
Liquid (bbl/day) (1)	50	42	45	36

Total (mcfe/day) (1)	6,749	8,041	6,854	10,630

Average sales prices: (2)
Gas (per mcf) (1) (3)	$5.67	$7.05	$5.93	$6.55
Oil (per bbl) (1) (4)	$81.63	$61.92	$78.01	$56.95
Liquid (per bbl) (1)	$67.34	$47.94	$62.91	$48.36

Average production costs:
As a percent of revenues	36%	40%	38%	37%
Per mcfe (1)	$1.91	$2.78	$2.01	$2.40

Depletion per mcfe	$1.80	$3.76	$1.79	$3.81

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

(3)
Average gas prices are calculated by including in total revenue derivative and gains previously recognized into income and dividing by the total volume for the period. Previously recognized derivative gains were $524,100 and $248,800 for the three months ended June 30, 2011 and 2010, respectively. Previously recognized derivative gains were $1,265,700 and $486,900 for the six months ended June 30, 2011 and 2010, respectively. The derivative gains are included in other comprehensive income and resulted from prior period impairment charges.

(4)
Average oil prices are calculated by including in total revenue derivative gains and losses previously recognized into income and dividing by the total volume for the period. Previously recognized derivative gains of $2,100 and $4,100 for the three and six months ended June 30, 2010, respectively. The derivative gains are included in other comprehensive income and resulted from prior period impairment charges.

Natural Gas Revenues. Our natural gas revenues were $2,709,200 and $4,623,900 for the three months ended June 30, 2011 and 2010, respectively, a decrease of $1,914,700 (41%). The $1,914,700 decrease in natural gas revenues for the three months ended June 30, 2011 as compared to the prior year similar period was attributable to a $1,109,800 decrease in our natural gas sales prices after the effect of financial hedges, which were driven by market conditions and a $804,900 decrease in production volumes. Our production volumes decreased to 6,269 mcf per day for the three months ended June 30, 2011 from 7,591 mcf per day for the three months ended June 30, 2010, a decrease of 1,322 mcf per day (17%). The overall decrease in natural gas production volumes for the three months ended June 30, 2011 resulted primarily from the normal decline inherent in the life of a well.

Our natural gas revenues were $5,582,700 and $11,429,800 for the six months ended June 30, 2011 and 2010, respectively, a decrease of $5,847,100 (51%). The $5,847,100 decrease in natural gas revenues for the six months ended June 30, 2011 as compared to the prior year similar period was attributable to a $4,176,600 decrease in production volumes and a decrease in our natural gas sales prices of $1,670,500 after the effect of financial hedges, which were driven by market conditions. Our production volumes decreased to 6,380 mcf per day for the six months ended June 30, 2011 from 10,054 mcf per day for the six months ended June 30, 2010, a decrease of 3,674 mcf per day (37%). The overall decrease in natural gas production volumes for the six months ended June 30, 2011 resulted primarily from the normal decline inherent in the life of a well.
Oil Revenues. We drill wells primarily to produce natural gas, rather than oil, but some wells have limited oil production. Our oil revenues were $226,500 and $184,500 for the three months ended June 30, 2011 and 2010, respectively, an increase of $42,000 (23%). The $42,000 increase in oil revenues for the three months ended June 30, 2011 as compared to the prior year similar period was attributable to an $56,700 increase in oil prices after the effect of financial hedges partially offset by a $14,700 decrease in production volumes. Our production volumes decreased to 30 bbls per day for the three months ended June 30, 2011 from 33 bbls per day for the three months ended June 30, 2010, a decrease of 3 bbls per day (9%).
Our oil revenues were $479,900 and $615,900 for the six months ended June 30, 2011 and 2010, respectively, a decrease of $136,000 (22%). The $136,000 decrease in oil revenues for the six months ended June 30, 2011 as compared to the prior year similar period was attributable to a $267,900 decrease in production volumes, partially offset by a $131,900 increase in oil prices after the effect of financial hedges. Our production volumes decreased to 34 bbls per day for the six months ended June 30, 2011 from 60 bbls per day for the six months ended June 30, 2010, a decrease of 26 bbls per day (43%).
Natural Gas Liquids Revenue. The majority of our wells produce “dry gas,” which is composed primarily of methane and requires no additional processing before being transported and sold to the purchaser. Some wells, however, produce “wet gas,” which contains larger amounts of ethane and other associated hydrocarbons (i.e. “natural gas liquids”) that must be removed prior to transporting the gas. Once removed, these natural gas liquids are sold to various purchasers. Our natural gas liquids revenues were $305,200 and $182,300 for the three months ended June 30, 2011 and 2010, respectively, an increase of $122,900 (67%). The $122,900 increase in natural gas liquids revenues for the three months ended June 30, 2011 as compared to the prior year similar period was attributable to a $87,900 increase in our natural gas liquid prices, which were driven by market conditions and by a $35,000 increase in production volumes. Our production volumes increased to 50 bbls per day for the three months ended June 30, 2011 from 42 bbls per day for the three months ended June 30, 2010, and increase of 8 bbls per day (19%).
Our natural gas liquids revenues were $514,700 and $316,500 for the six months ended June 30, 2011 and 2010, respectively, an increase of $198,200 (63%). The $198,200 increase in natural gas liquids revenues for the six months ended June 30, 2011 as compared to the prior year similar period was attributable to a $119,000 increase in our natural gas liquid prices, which were driven by market conditions and by a $79,200 increase in production volumes. Our production volumes increased to 45 bbls per day for the six months ended June 30, 2011 from 36 bbls per day for the six months ended June 30, 2010, and increase of 9 bbls per day (25%).
Costs and Expenses. Production expenses were $1,174,400 and $1,971,800 for the three months ended June 30, 2011 and 2010, respectively, a decrease of $797,400 (40%). Production expenses were $2,495,700 and $4,530,500 for the six months ended June 30, 2011 and 2010, respectively, a decrease of $2,034,800 (45%). The decrease for the three and six months ended June 30, 2011 as compared to the prior year similar period was primarily attributable to a decrease in transportation fees and water hauling expenses.
Depletion of oil and gas properties as a percentage of oil and gas revenues were 34% and 53% for the three months ended June 30, 2011 and 2010, respectively. Depletion of oil and gas properties as a percentage of oil and gas revenues were 34% and 58% for the six months ended June 30, 2011 and 2010, respectively. These percentage changes were directly attributable to changes in revenues, oil and gas reserve quantities, product prices, production volumes and changes in the depletable cost basis of oil and gas properties.

General and administrative expenses for the three months ended June 30, 2011 and 2010 were $64,100 and $78,200, respectively, a decrease of $14,100 (18%). For the six months ended June 30, 2011 and 2010 these expenses were $134,300 and $158,800, respectively, a decrease of $24,500 (15%). These expenses include third-party costs for services as well as the monthly administrative fees charged by our MGP, and vary from year to year due to timing and billing of the costs and services provided to us.
Liquidity and Capital Resources
Cash provided by operating activities decreased $2,002,800 in the six months ended June 30, 2011 to $5,818,400 as compared to $7,821,200 for the six months ended June 30, 2010. This decrease was primarily due to a decrease in the net earnings before depletion and accretion of $3,725,800. In addition, the change in accrued liabilities decreased operating cash flows by $414,300, partially offset by an increase in the change in accounts receivable affiliate of $1,367,000 and an increase in a non-cash loss on hedge instruments of $770,300 for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010.
Cash used in financing activities decreased $3,339,200 during the six months ended June 30, 2011 to $5,992,100 from $9,331,300 during the six months ended June 30, 2010. This decrease was due to lower distributions to partners.
Our MGP may withhold funds for future plugging and abandonment costs. Through June 30, 2011, our MGP had not withheld any funds for this purpose. Any additional funds, if required, will be obtained from production revenues or borrowings from our MGP or its affiliates, which are not contractually committed to make loans to us. The amount that we may borrow may not at any time exceed 5% of our total subscriptions, and we will not borrow from third-parties.
The Partnership is generally limited to the amount of funds generated by the cash flows from our operations, which we believe is adequate to fund future operations and distributions to our partners. Historically, there has been no need to borrow funds from our MGP to fund operations.
Subordination by Managing General Partner
Under the terms of the Partnership Agreement, the MGP may be required to subordinate up to 50% of its share of net production revenues of the Partnership to provide a distribution to the limited partners equal to at least 10% of their agreed subscriptions. Subordination is determined on a cumulative basis, in each of the first five years of Partnership operations, commencing with the first distribution of net revenues to the limited partners (September 2009). For the six months ended June 30, 2011, the MGP was required to subordinate $704,100. Therefore, MGP capital was decreased and the limited partners’ capital was increased by $704,100 as shown on the statement of changes in partners’ capital for the six months ended June 30, 2011.
Critical Accounting Policies and Estimates
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
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our MGP’s Chairman of the Board of Directors, Chief Executive Officer, President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Under the supervision of our MGP’s Chairman of the Board of Directors, Chief Executive Officer, President, and Chief Financial Officer, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our MGP’s Chairman of the Board of Directors, Chief Executive Officer, President and Chief Financial Officer, concluded that, at June 30, 2011, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have been no changes in the Partnership’s internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.
PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
The Managing General Partner is not aware of any legal proceedings filed against the Partnership.
Affiliates of the MGP and their subsidiaries are party to various routine legal proceedings arising in the ordinary course of their collective business. The MGP’s management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on the MGP’s financial condition or results of operations.

ITEM 6.	EXHIBITS
EXHIBIT INDEX

Exhibit No.	Description

4.0	Amended and Restated Certificate and Agreement of Limited Partnership for Public 18-2008 (A) L.P. (1)
31.1	Certification Pursuant to Rule 13a-14/15(d)-14
31.2	Certification Pursuant to Rule 13a-14/15(d)-14
32.1	Section 1350 Certification
32.2	Section 1350 Certification
101	Interactive data file

(1)	Filed on October 15, 2008 in the Form S-1 Registration Statement dated October 15, 2008, File No. 333-150925-03.

SIGNATURES
Pursuant to the requirements of the Securities of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Atlas Resources Public 18-2008 (A) L.P.

ATLAS RESOURCES, LLC, Managing General Partner
Date: August 12, 2011	By:	/s/ FREDDIE M. KOTEK
Freddie M. Kotek, Chairman of the Board of Directors, Chief Executive Officer and President
In accordance with the Exchange Act, this report has been signed by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 12, 2011	By:	/s/ SEAN P. MCGRATH
Sean P. McGrath, Chief Financial Officer