Form 10-Q
period 2015-06-30
Atlas Resources Public #18-2008 (A) L.P.
filed 2015-08-14
CIK 1432987

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

(A Delaware Limited Partnership)

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ATLAS RESOURCES PUBLIC #18-2008 (A) L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$16,900	$44,900
Accounts receivable trade–affiliate	302,900	572,000
Asset retirement receivable-affiliate	124,400	26,300
Current portion of derivative assets	225,800	269,800
Total current assets	670,000	913,000
Gas and oil properties, net	6,613,200	6,840,400
Long-term derivative assets	74,400	120,700
	$7,357,600	$7,874,100
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable trade-affiliate	$407,200	$407,200
Accrued liabilities	24,200	26,600
Current portion of put premiums payable-affiliate	38,300	35,600
Total current liabilities	469,700	469,400
Asset retirement obligations	3,950,800	3,825,600
Long-term put premiums payable-affiliate	20,400	40,700
Commitments and contingencies
Partners’ capital:
Managing general partner’s interest	(875,400)	(746,400)
Limited partners’ interest (20,152.50 units)	3,782,700	4,269,100
Accumulated other comprehensive income	9,400	15,700
Total partners’ capital	2,916,700	3,538,400
	$7,357,600	$7,874,100

See accompanying notes to condensed financial statements.

ATLAS RESOURCES PUBLIC #18-2008 (A) L.P.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

REVENUES
Natural gas and oil	$348,600	$1,068,500	$1,089,800	$2,443,800
Interest	-	100	-	100
Gain on mark-to-market derivatives	30,600	-	52,900	-
Total revenues	379,200	1,068,600	1,142,700	2,443,900

COSTS AND EXPENSES
Production	572,600	676,300	1,171,500	1,377,400
Depletion	23,200	384,600	227,200	819,800
Accretion of asset retirement obligation	62,600	38,200	125,200	76,400
General and administrative	43,600	40,500	89,900	87,100
Total costs and expenses	702,000	1,139,600	1,613,800	2,360,700
Net (loss) income	$(322,800)	$(71,000)	$(471,100)	$83,200

Allocation of net (loss) income:
Managing general partner	$(81,100)	$79,800	$(108,200)	$237,500
Limited partners	$(241,700)	$(150,800)	$(362,900)	$(154,300)
Net loss per limited partnership unit	$(12)	$(8)	$(18)	$(8)

See accompanying notes to condensed financial statements.

ATLAS RESOURCES PUBLIC #18-2008 (A) L.P.

CONDENSED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net (loss) income	$(322,800)	$(71,000)	$(471,100)	$83,200
Other comprehensive (loss) income:
Unrealized holding gain (loss) on cash flow hedging contracts	-	49,600	-	(142,600)
Difference in estimated hedge gains receivable	(53,900)	(139,700)	(21,900)	8,200
Less: Reclassification adjustment for realized gains of cash flow hedges in net (loss) income	50,600	146,700	15,600	68,100
Total other comprehensive (loss) income	(3,300)	56,600	(6,300)	(66,300)
Comprehensive (loss) income	$(326,100)	$(14,400)	$(477,400)	$16,900

See accompanying notes to condensed financial statements.

ATLAS RESOURCES PUBLIC #18-2008 (A) L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

FOR THE SIX MONTHS ENDED

June 30, 2015

(Unaudited)

	Managing General Partner	Limited Partners	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2014	$(746,400)	$4,269,100	$15,700	$3,538,400
Participation in revenues, costs and expenses:
Net production expenses	(25,100)	(56,000)	-	(81,700)
Gain on mark-to-market derivatives	-	52,900	-	52,900
Depletion	(23,600)	(203,600)	-	(227,200)
Accretion of asset retirement obligation	(34,600)	(90,600)	-	(125,200)
General and administrative	(24,900)	(65,000)	-	(89,900)
Net loss	(108,200)	(362,900)	-	(471,100)
Other comprehensive loss	-	-	(6,300)	(6,300)
Distributions to partners	(20,800)	(123,500)	-	(144,300)
Balance at June 30, 2015	$(875,400)	$3,782,700	$9,400	$2,916,700

See accompanying notes to condensed financial statements.

ATLAS RESOURCES PUBLIC #18-2008 (A) L.P.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2015	2014

Cash flows from operating activities:
Net (loss) income	$(471,100)	$83,200
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depletion	227,200	819,800
Non-cash loss on derivative value	66,400	50,500
Accretion of asset retirement obligation	125,200	76,400
Changes in operating assets and liabilities:
Decrease in accounts receivable trade-affiliate	269,100	165,400
Increase in asset retirement receivable-affiliate	(98,100)	(26,300)
Decrease in accounts payable trade-affiliate	-	(15,300)
Decrease in accrued liabilities	(2,400)	(18,300)
Asset retirement obligations settled	-	(8,700)
Net cash provided by operating activities	116,300	1,126,700

Cash flows from investing activities:
Purchase of tangible equipment	-	(3,700)
Proceeds from the sale of tangible equipment	-	300
Proceeds from the sale of oil and gas properties	-	1,003,800
Net cash provided by investing activities	-	1,000,400

Cash flows from financing activities:
Distributions to partners	(144,300)	(2,217,600)
Net cash used in financing activities	(144,300)	(2,217,600)

Net change in cash and cash equivalents	(28,000)	(90,500)
Cash and cash equivalents at beginning of period	44,900	467,600
Cash and cash equivalents at end of period	$16,900	$377,100

See accompanying notes to condensed financial statements.

ATLAS RESOURCES PUBLIC #18-2008 (A) L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2015

(Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS

Atlas Resources Public #18-2008 (A) L.P. (the “Partnership”) is a Delaware limited partnership, formed on April 8, 2008 with Atlas Resources, LLC serving as its Managing General Partner and Operator (“Atlas Resources” or the “MGP”). Atlas Resources is an indirect subsidiary of Atlas Resource Partners, L.P. (“ARP”) (NYSE: ARP).

On February 27, 2015, the MGP’s ultimate parent, Atlas Energy, L.P. (“Atlas Energy”), which was a publicly traded master-limited partnership, was acquired by Targa Resources Corp. and distributed to Atlas Energy’s unitholders 100% of the limited liability company interests in ARP’s general partner, Atlas Energy Group, LLC (“Atlas Energy Group”; NYSE: ATLS). Atlas Energy Group became a separate, publicly traded company and the ultimate parent of the MGP as a result of the distribution. Following the distribution, Atlas Energy Group continues to manage ARP’s operations and activities through its ownership of ARP’s general partner interest.

The Partnership has drilled and currently operates wells located in Pennsylvania, Tennessee, Indiana, West Virginia and Ohio. The Partnership has no employees and relies on the MGP for management, which in turn, relies on its parent company, Atlas Energy Group (February 27, 2015 and prior, Atlas Energy), for administrative services.

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

The accompanying condensed financial statements, which are unaudited, except for the balance sheet at December 31, 2014, which is derived from audited financial statements, are presented in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim reporting. They do not include all disclosures normally made in financial statements contained in the Partnership’s Form 10-K. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto presented in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2014. The results of operations for the three and six months ended June 30, 2015 may not necessarily be indicative of the results of operations for the year ended December 31, 2015.

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

The natural gas industry principally conducts its business by processing actual transactions as many as 60 days after the month of delivery. Consequently, the most recent two months’ financial results were recorded using estimated volumes and contract market prices. Differences between estimated and actual amounts are recorded in the following months’ financial results. Management believes that the operating results presented for the three and six months ended June 30, 2015 and 2014 represent actual results in all material respects (See “-Revenue Recognition”).

Accounts Receivable

Accounts receivable on the balance sheets consist solely of the trade accounts receivable associated with the Partnership’s operations. In evaluating the realizability of the Partnership’s accounts receivable, the MGP performs ongoing credit evaluations of the Partnership’s customers and adjusts credit limits based upon payment history and the customers’ current creditworthiness, as determined by review of such customers’ credit information. Credit is extended on an unsecured basis to many of the Partnership’s energy customers. At June 30, 2015 and December 31, 2014, the MGP’s credit evaluation indicated that the Partnership had no need for an allowance for uncollectible accounts receivable.

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

The Partnership’s depletion expense is determined on a field-by-field basis using the units-of-production method. Depletion rates for lease, well and related equipment costs are based on proved developed reserves associated with each field. Depletion rates are determined based on reserve quantity estimates and the capitalized cost of developed producing properties. The Partnership recorded depletion expense on natural gas and oil properties of $227,200 and $819,800 for the six months ended June 30, 2015 and 2014, respectively. During the quarter ended June 30, 2015, the Partnership determined that the depletion expense and net loss for the quarter ended March 31, 2015 was higher by $80,000. The Partnership corrected this error in the quarter ended June 30, 2015, which resulted in second quarter depletion and net loss being lower by $80,000 for that quarter. There was no impact on Partnership distributions.

Upon the sale or retirement of a complete field of a proved property, the cost is eliminated from the property accounts and the resultant gain or loss is reclassified to the Partnership’s statements of operations. Upon the sale of an individual well, the Partnership credits the proceeds to accumulated depletion within its balance sheets.

The following is a summary of gas and oil properties at the dates indicated:

	June 30,	December 31,
	2015	2014
Proved properties:
Leasehold interests	$2,387,700	$2,387,700
Wells and related equipment	212,713,600	212,713,600
Total natural gas and oil properties	215,101,300	215,101,300
Accumulated depletion and impairment	(208,488,100)	(208,260,900)
Gas and oil properties, net	$6,613,200	$6,840,400

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

There was no gas and oil properties impairment recorded for the three and six months ended June 30, 2015 and 2014. During the year ended December 31, 2014, the Partnership recognized an impairment charge of $13,776,200. This impairment relates to the carrying amount of these gas and oil properties being in excess of the Partnership’s estimate of their fair value at December 31, 2014. The estimate of the fair value of these gas and oil properties was impacted by, among other factors, the deterioration of natural gas and oil prices at the date of measurement.

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

The MGP and its affiliates perform all administrative and management functions for the Partnership, including billing revenues and paying expenses. Accounts receivable trade-affiliate on the Partnership’s balance sheets includes the net production revenues due from the MGP. The Partnership accrues unbilled revenue due to timing differences between the delivery of natural gas, crude oil and condensate and the receipt of a delivery statement. These revenues are recorded based upon volumetric data from the Partnership’s records and management estimates of the related commodity sales and transportation and compression fees, which are, in turn, based upon applicable product prices (See “-Use of Estimates”). The Partnership had unbilled revenues at June 30, 2015 and December 31, 2014 of $239,600 and $499,800, respectively, which were included in accounts receivable trade-affiliate within the Partnership’s balance sheets.

Comprehensive (Loss) Income

Comprehensive (loss) income includes net (loss) income and all other changes in the equity of a business during a period from transactions and other events and circumstances from non-owner sources that, under U.S. GAAP, have not been recognized in the calculation of net (loss) income. These changes, other than net (loss) income, are referred to as “other comprehensive (loss) income” on the Partnership’s financial statements and, at June 30, 2015, for the Partnership, only include changes in the fair value of unsettled derivative contracts which, prior to January 1, 2015, were accounted for as cash flow hedges (See Note 4). The Partnership does not have any other type of transaction which would be included within other comprehensive (loss) income.

Recently Issued Accounting Standards

In January 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-01, Income Statement – Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items (“Update 2015-01”). The amendments in Update 2015-01 simplify the income statement presentation requirements in Subtopic 225-20 by eliminating the concept of extraordinary items. Extraordinary items are events and transactions that are distinguished by their unusual nature and by the infrequency of their occurrence. The amendments in Update 2015-01 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity may also apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Partnership will adopt the requirements of Update 2015-01 upon its effective date of January 1, 2016, and it does not anticipate it having a material impact on its financial position, results of operations and related disclosures.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40) (“Update 2014-15”). The amendments in Update 2014-15 provide U.S. GAAP guidance on the responsibility of an entity’s management in evaluating whether there is substantial doubt about the entity’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, an entity’s management will be required to evaluate whether there are conditions or events that raise substantial doubt about its ability to continue as a going concern within one year from the date the financial statements are issued. In doing so, the amendments in Update 2014-15 should reduce diversity in the timing and content of footnote disclosures. The amendments in Update 2014-15 are effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. The Partnership will adopt the requirements of Update 2014-15 upon its effective date in 2016, and it does not anticipate it having a material impact on its financial position, results of operations and related disclosures.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“Update 2014-09”), which supersedes the revenue recognition requirements (and some cost guidance) in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the industry topics of the Accounting Standards Codification. In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer (for example, assets within the scope of Topic 360, Property, Plant and Equipment, and intangible assets within the scope of Topic 350, Intangibles – Goodwill and Other) are amended to be consistent with the guidance on recognition and measurement (including the constraint on revenue) in Update 2014-09. Topic 606 requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this, an entity should identify the contract with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when (or as) the entity satisfies the performance obligations. These requirements are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. On July 9, 2015, the FASB decided to defer the effective date of ASU 2014-09 by one year. As a result, public entities would apply the new revenue standard to annual reporting periods beginning after December 15, 2017, and to interim periods within that reporting period, with the option to adopt the standard as of the original effective date. The Partnership will adopt the requirements of Update 2014-09 retrospectively upon its effective date of January 1, 2018, and is evaluating the impact of the adoption on its financial position, results of operations and related disclosures.

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

The MGP’s historical practice and continued intention is to retain distributions from the limited partners as the wells within the Partnership near the end of their useful life. On a partnership-by-partnership basis, the MGP assesses its right to withhold amounts related to plugging and abandonment costs based on several factors including commodity price trends, the natural decline in the production of the wells and current and future costs. Generally, the MGP’s intention is to retain distributions from the limited partners as the fair value of the future cash flows of the limited partners’ interest approaches the fair value of the future plugging and abandonment cost. Upon the MGP’s decision to retain all future distributions to the limited partners of the Partnership, the MGP will assume the related asset retirement obligations of the limited partners. As of June 30, 2015, the MGP has withheld $124,400 of net production revenue for future plugging and abandonment costs.

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the periods indicated is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Asset retirement obligation at beginning of period	$3,888,200	$2,610,700	$3,825,600	$2,572,500
Accretion expense	62,600	38,200	125,200	76,400
Asset retirement obligations settled	-	(8,700)	-	(8,700)
Asset retirement obligation at end of period	$3,950,800	$2,640,200	$3,950,800	$2,640,200

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

On January 1, 2015, the Partnership discontinued hedge accounting for its qualified commodity derivatives. As such, changes in fair value of these derivatives after December 31, 2014 are recognized immediately within gain (loss) on mark-to-market derivatives in the Partnership’s statements of operations. The fair values of these commodity derivative instruments at December 31, 2014, which were recognized in accumulated other comprehensive income within partners’ capital on the Partnership’s balance sheet, will be reclassified to the Partnership’s statements of operations in the future at the time the originally hedged physical transactions affect earnings. During the quarter ended June 30, 2015, the Partnership determined $60,900 of gains on mark-to-market derivatives for the quarter ended March 31, 2015 were included within natural gas and oil revenue. The Partnership corrected this error in the quarter ended June 30, 2015, which resulted in second quarter gains on mark-to-market derivatives to be higher and natural gas and oil revenue to be lower by $60,900. Total revenues and Partnership distributions were not impacted by this error.

The Partnership enters into derivative contracts with various financial institutions, utilizing master contracts based upon the standards set by the International Swaps and Derivatives Association, Inc. These contracts allow for rights of offset at the time of settlement of the derivatives. Due to the right of offset, derivatives are recorded on the Partnership’s balance sheets as assets or liabilities at fair value on the basis of the net exposure to each counterparty. Potential credit risk adjustments are also analyzed based upon the net exposure to each counterparty. Premiums paid for purchased options are recorded on the Partnership’s balance sheets as the initial value of the options. The Partnership reflected net derivative assets on its balance sheets of $300,200 and $390,500 at June 30, 2015, and December 31, 2014, respectively.

The following table summarizes the gains or losses recognized within the statements of operations for derivative instruments previously designated as cash flow hedges for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Losses reclassified from accumulated other comprehensive income into natural gas and oil revenues	$(50,600)	$(146,700)	$(15,600)	$(68,100)
Gains subsequent to December 31, 2014 recognized in gains on mark-to-market derivatives	$30,600	$-	$52,900	$-

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

At June 30, 2015, the Partnership had the following commodity derivatives:

Natural Gas Fixed Price Swaps - Limited Partners

Production Period Ending December 31,	Volumes	Average Fixed Price	Fair Value Asset (2)
	(MMBtu)(1)	(per MMBtu)(1)
2015	90,000	$4.224	$118,400
2016	75,600	4.460	96,300
			$214,700

Natural Gas Put Options - Limited Partners

Production Period Ending December 31,	Volumes	Average Fixed Price	Fair Value Asset (2)
	(MMBtu)(1)	(per MMBtu)(1)
2015	26,600	$4.000	$29,400
2016	53,200	4.150	56,100
			$85,500
Limited Partner’s Commodity Derivatives, net			$300,200

(1)	“MMBtu” represents million British Thermal Units.
(2)	Fair value based on forward NYMEX natural gas prices, as applicable.

At June 30, 2015, ARP had a secured hedge facility agreement with a syndicate of banks under which the Partnership has the ability to enter into derivative contracts to manage its exposure to commodity price movements. Under ARP’s revolving credit facility, ARP is required to utilize this secured hedge facility for future commodity risk management activity. The Partnership’s obligations under the facility are secured by mortgages on its gas and oil properties and first priority security interests in substantially all of its assets and are guaranteed by ARP. ARP administers the commodity price risk management activity for the Partnership under the secured hedge facility. The secured hedge facility agreement contains covenants that limit the Partnership’s ability to incur indebtedness, grant liens, make loans or investments, make distributions if a default under the secured hedge facility agreement exists or would result from the distribution, merge into or consolidate with other persons, enter into commodity or interest rate swap agreements that do not conform to specified terms or that exceed specified amounts, or engage in certain asset dispositions, including a sale of all or substantially all of its assets. As of June 30, 2015, only the Partnership’s natural gas swaps are included in the secured hedge facility.

As the underlying prices and terms in the Partnership’s derivative contracts were consistent with the indices used to sell its natural gas and oil, there were no gains or losses recognized during the three and six months ended June 30, 2015 and 2014 for hedge ineffectiveness.

Put Premiums Payable

During June 2012, a premium (“put premium”) was paid to purchase the contracts and will be allocated to natural gas production revenues generated over the contractual term of the purchased hedging instruments. At June 30, 2015 and December 31, 2014, $38,300 and $35,600, respectively, of the put premiums were recorded as short-term payables to affiliate and $20,400 and $40,700, respectively, were recorded as long-term payables to affiliate.

Accumulated Other Comprehensive Income

As a result of the put options, swaps and the unrealized gains recognized in income in prior periods due to natural gas and oil property impairments, the Partnership recorded a net deferred gain on its balance sheet in accumulated other comprehensive income of $9,400 as of June 30, 2015. Included in accumulated other comprehensive income are unrealized gains of $179,100, net of the MGP interest, that were recognized in income as a result of gas and oil property impairments during prior periods. During the six months ended June 30, 2015, $8,800 of net gains were recorded by the Partnership and allocated only to the limited partners. Of the remaining $9,400 of net unrealized gain in accumulated other comprehensive income, the Partnership will reclassify $7,500 of net gains to the Partnership’s statements of operations over the next twelve month period and the remaining gains of $1,900 in later periods.

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

Information for assets measured at fair value at June 30, 2015 and December 31, 2014 was as follows:

	Level 1	Level 2	Level 3	Total
As of June 30, 2015
Derivative assets, gross
Commodity swaps	$-	$214,700	$-	$214,700
Commodity puts	-	85,500	-	85,500
Total derivative assets, gross	$-	$300,200	$-	$300,200

	Level 1	Level 2	Level 3	Total
As of December 31, 2014
Derivative assets, gross
Commodity swaps	$-	$288,500	$-	$288,500
Commodity puts	-	102,000	-	102,000
Total derivative assets, gross	$-	$390,500	$-	$390,500

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The Partnership estimates the fair value of its asset retirement obligations based on discounted cash flow projections using numerous estimates, assumptions and judgments regarding factors at the date of establishment of an asset retirement obligation such as: amounts and timing of settlements, the credit-adjusted risk-free rate of the Partnership and estimated inflation rates (See Note 3). There were no additional assets or liabilities that were measured at fair value on a nonrecurring basis for the three and six months ended June 30, 2015 and 2014.

NOTE 6 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

The Partnership has entered into the following significant transactions with the MGP and its affiliates as provided under its Partnership Agreement. Administrative costs, which are included in general and administrative expenses in the Partnership’s statements of operations, are payable at $75 per well per month. Monthly well supervision fees, which are included in production expense in the Partnership’s statements of operations, are payable at $975 per well per month for Marcellus wells, $1,500 per well per month for New Albany wells, and for all other wells a fee of $392 is charged per well per month for operating and maintaining the wells. Well supervision fees are proportionately reduced to the extent the Partnership does not acquire 100% of the working interest in a well. Transportation fees are included in production expense in the Partnership’s statements of operations and are generally payable at 16% of the natural gas sales price. Direct costs, which are included in production and general administrative expenses in the Partnership’s statements of operations, are payable to the MGP and its affiliates as reimbursement for all costs expended on the Partnership’s behalf.

The following table provides information with respect to these costs and the periods incurred:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Administrative fees	$26,000	$29,200	$55,300	$57,600
Supervision fees	226,600	244,400	472,200	486,900
Transportation fees	45,500	118,400	142,100	275,700
Direct costs	318,100	324,800	591,800	644,300
Total	$616,200	$716,800	$1,261,400	$1,464,500

The MGP and its affiliates perform all administrative and management functions for the Partnership including billing revenues and paying expenses. Accounts receivable trade-affiliate on the Partnership’s balance sheets includes the net production revenues due from the MGP. Accounts payable trade-affiliate on the Partnership’s balance sheets include $407,200 relating to well construction for various Cowden wells due to the MGP at June 30, 2015 and December 31, 2014.

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

Beginning one year after each of the Partnership’s wells has been placed into production, the MGP, as operator, may retain $200 per month per well to cover estimated future plugging and abandonment costs. As of June 30, 2015, the MGP has withheld $124,400 of net production revenue for future plugging and abandonment costs.

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

On February 27, 2015, the MGP’s ultimate parent, Atlas Energy, L.P. (“Atlas Energy”), which was a publicly traded master-limited partnership, was acquired by Targa Resources Corp. and distributed to Atlas Energy’s unitholders 100% of the limited liability company interests in ARP’s general partner, Atlas Energy Group, LLC (“Atlas Energy Group”; NYSE: ATLS). Atlas Energy Group became a separate, publicly traded company and the ultimate parent of the MGP as a result of the distribution. Following the distribution, Atlas Energy Group continues to manage ARP’s operations and activities through its ownership of ARP’s general partner interest.

We have drilled and currently operate wells located in Pennsylvania, Tennessee, Indiana, West Virginia and Ohio. We have no employees and rely on our MGP for management, which in turn, relies on its parent company, Atlas Energy Group (February 27, 2015 and prior, Atlas Energy), for administrative services.

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

The well supervision fees, however, do not include costs and expenses related to the purchase of certain equipment, materials and brine disposal. If these expenses are incurred, we pay cost for third-party services, materials and a competitive charge for services performed directly by our MGP or its affiliates. Also, beginning one year after each of our wells has been placed into production, our MGP, as operator, may retain $200 per month, per well, to cover the estimated future plugging and abandonment costs of the well. As of June 30, 2015, our MGP has withheld $124,400 of net production revenues for this purpose.

Markets and Competition

The availability of a ready market for natural gas and oil produced by us, and the price obtained, depends on numerous factors beyond our control, including the extent of domestic production, imports of foreign natural gas and oil, political instability or terrorist acts in gas and oil producing countries and regions, market demand, competition from other energy sources, the effect of federal regulation on the sale of natural gas and oil in interstate commerce, other governmental regulation of the production and transportation of natural gas and oil and the proximity, availability and capacity of pipelines and other required facilities. Our MGP is responsible for selling our production. During 2014 and the first six months of 2015, we experienced no problems in selling our natural gas and oil. Product availability and price are the principal means of competing in selling natural gas and oil production. While it is impossible to accurately determine our comparative position in the industry, we do not consider our operations to be a significant factor in the industry.

Results of Operations

The following table sets forth information relating to our production revenues, volumes, sales prices, production costs, and depletion during the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Production revenues (in thousands):
Gas	$336	$1,067	$1,041	$2,437
Oil	3	2	14	7
Liquid gas	9	-	34	-
Total	$348	$1,069	$1,089	$2,444

Production volumes:
Gas (Mcf/day) (1)	2,524	2,846	2,789	3,013
Oil (bbl/day) (1)	1	1	2	1
Liquid (bbls/day) (1)	7	-	10	-
Total (Mcfe/day) (1) (4)	2,572	2,852	2,861	3,019

Average sales prices: (2)
Gas (per Mcf) (1) (3)	$1.73	$4.25	$2.30	$4.56
Oil (per bbl) (1)	$43.01	$78.68	$44.15	$86.21
Liquids (per bbl) (1)	$15.57	$-	$19.45	$-

Production costs:
As a percent of revenues	169%	63%	107%	56%
Per Mcfe (1)	$7.07	$2.61	$2.26	$2.52

Depletion per Mcfe	$0.29	$1.48	$0.44	$1.50

(1)	“Mcf” represents thousand cubic feet, “Mcfe” represents thousand cubic feet equivalent, and “bbl” represents barrels. Bbl is converted to Mcfe using the ratio of six Mcfs to one bbl.
(2)	Average sales prices represent accrual basis pricing after adjusting for the effect of previously recognized gains resulting from prior period impairment charges.
(3)

Average gas prices are calculated by including in total revenue derivative gains previously recognized into income in connection with prior period impairment charges and dividing by the total volume for the period. Previously recognized derivative gains were $61,500 and $33,500 for the three months ended June 30, 2015 and 2014, respectively. Previously recognized derivative gains were $119,400 and $50,500 for the six months ended June 30, 2015 and 2014, respectively.

(4)	Liquid production volumes were revised from gallons to bbls for the three months ended March 31, 2015 and June 30, 2015.

Natural Gas Revenues. Our natural gas revenues were $336,400 and $1,066,800 for the three months ended June 30, 2015 and 2014, respectively, a decrease of $730,400 (68%). The $730,400 decrease in natural gas revenues for the three months ended June 30, 2015 as compared to the prior year similar period was attributable to a $610,000 decrease in our natural gas sales prices after the effect of financial hedges, which were driven by market conditions, and a $120,400 decrease in production volumes. Our production volumes decreased to 2,524 Mcf per day for the three months ended June 30, 2015 from 2,846 Mcf per day for the three months ended June 30, 2014, a decrease of 322 Mcf per day (11%). The overall decrease in natural gas production volumes for the three months ended June 30, 2015 as compared to the prior year similar period resulted primarily from the normal decline inherent in the life of a well and a decrease in the number of producing wells due to wells shut-in due to a decline in natural gas prices.

Our natural gas revenues were $1,041,000 and $2,437,000 for the six months ended June 30, 2015 and 2014, respectively, a decrease of $1,396,000 (57%). The $1,396,000 decrease in natural gas revenues for the six months ended June 30, 2015 as compared to the prior year similar period was attributable to a $1,214,200 decrease in our natural gas sales prices after the effect of financial hedges, which were driven by market conditions, and a $181,800 decrease in production volumes. Our production volumes decreased to 2,789 Mcf per day for the six months ended June 30, 2015 from 3,013 Mcf per day for the six months ended June 30, 2014, a decrease of 224 Mcf per day (7%). The overall decrease in natural gas production volumes for the six months ended June 30, 2015 as compared to the prior year similar period resulted primarily from the normal decline inherent in the life of a well and a decrease in the number of producing wells due to wells shut-in due to a decline in natural gas prices.

Oil Revenues. We drill wells primarily to produce natural gas, rather than oil, but some wells have limited oil production. Our oil revenues were $2,700 and $1,700 for the three months ended June 30, 2015 and 2014, respectively, an increase of $1,000 (59%). The $1,000 increase in oil revenues for the three months ended June 30, 2015 as compared to the prior year similar period was attributable to a $3,300 increase in production volumes, partially offset by a $2,300 decrease in oil prices. Our production volumes increased to 0.70 bbl per day for the three months ended June 30, 2015 from 0.23 bbls per day for the three months ended June 30, 2014, an increase of .47 bbls per day (204%).

Our oil revenues were $14,300 and $6,800 for the six months ended June 30, 2015 and 2014, respectively, an increase of $7,500 (110%). The $7,500 increase in oil revenues for the six months ended June 30, 2015 as compared to the prior year similar period was attributable to a $21,200 increase in production volumes, partially offset by a $13,700 decrease in oil prices. Our production volumes increased to 2 bbls per day for the six months ended June 30, 2015 from 1 bbl per day for the six months ended June 30, 2014, an increase of 1 bbl per day (100%).

Natural Gas Liquids Revenue. The majority of our wells produce “dry gas”, which is composed primarily of methane and requires no additional processing before being transported and sold to the purchaser. Some wells, however, produce “wet gas”, which contains larger amounts of ethane and other associated hydrocarbons (i.e. “natural gas liquids”) that must be removed prior to transporting the gas. Once removed, these natural gas liquids are sold to various purchasers. Our natural gas liquids revenues were $9,500 and $34,400 for the three and six months ended June 30, 2015, respectively. There was no natural gas liquid revenue for the three and six months ended June 30, 2014.

Costs and Expenses. Production expenses were $572,600 and $676,300 for the three months ended June 30, 2015 and 2014, respectively, a decrease of $103,700 (15%). Production expenses were $1,171,500 and $1,377,400 for the six months ended June 30, 2015 and 2014, respectively, a decrease of $205,900 (15%). The decreases for the three and six months ended June 30, 2015 were mostly due to lower transportation costs due to a decrease in the realized price of natural gas.

Depletion of oil and gas properties as a percentage of oil and gas revenues was 5% and 36% for the three months ended June 30, 2015 and 2014, respectively, and 19% and 34% for the six months ended June 30, 2015 and 2014, respectively. These percentage changes are directly attributable to changes in revenues, oil and gas reserve quantities, product prices and production volumes and changes in the depletable cost basis of oil and gas properties.

General and administrative expenses for the three months ended June 30, 2015 and 2014 were $43,600 and $40,500, respectively, an increase of $3,100 (8%). For the six months ended June 30, 2015 and 2014, these expenses were $89,900 and $87,100, respectively, an increase of $2,800 (3%). These expenses include third-party costs for services as well as the monthly administrative fees charged by our MGP. The increases for the three and six months ended June 30, 2015 are primarily due to third-party costs as compared to the prior year similar period.

Liquidity and Capital Resources

Cash provided by operating activities decreased $1,010,400 in the six months ended June 30, 2015 to $116,300 as compared to $1,126,700 for the six months ended June 30, 2014. This decrease was primarily due to a decrease in net (loss) income before depletion and accretion of $1,098,100 and a decrease in the change in asset retirement receivable-affiliate of $71,800. The decrease was partially offset by an increase in the change in accounts receivable trade-affiliate of $103,700, the net non-cash (gain) loss on hedge instruments of $15,900, and the change in accrued liabilities increased $15,900. In addition, the change in accounts payable trade-affiliate increased $15,300 and asset retirement obligations settled also increased operating cash flows $8,700 for the six months ended June 30, 2015 compared to the six months ended June 30, 2014.

Cash provided by investing activities was $1,000,400 for the six months ended June 30, 2014, resulting from proceeds from the sale of miscellaneous tangible equipment of $300 and the proceeds from the sale of the Partnership’s Michigan oil and gas properties of $1,003,800, partially offset by a purchase of tangible equipment of $3,700.

Cash used in financing activities decreased $2,073,300 during the six months ended June 30, 2015 to $144,300 from $2,217,600 for the six months ended June 30, 2014. This decrease was due to a decrease in cash distributions to partners.

Our MGP may withhold funds for future plugging and abandonment costs. Through June 30, 2015, our MGP has withheld $124,400 of funds for this purpose. Any additional funds, if required, will be obtained from production revenues or borrowings from our MGP or its affiliates, which are not contractually committed to make loans to us. The amount that we may borrow at any one time may not at any time exceed 5% of our total subscriptions, and we will not borrow from third-parties.

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

Under the supervision of our general partner’s Chief Executive Officer and Chief Financial Officer and with the participation of our disclosure committee appointed by such officers, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our general partner’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2015, our disclosure controls and procedures were effective at the reasonable assurance level.

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

ITEM 6.	EXHIBITS

EXHIBIT INDEX

Exhibit No.	Description

4(a)	Amended and Restated Certificate and Agreement of Limited Partnership for Atlas Resources Public #18-2008 (A) L.P.(1)
10.1	Drilling and Operating Agreement for Atlas Resources Public #18-2008 (A) L.P. (1)
31.1	Rule 13a-14/15(d)-14 (a) Certification
31.2	Rule 13a-14/15(d)-14 (a) Certification
32.1	Section 1350 Certification
32.2	Section 1350 Certification
101	Interactive Data File

(1)	Filed in the Form S-1/A Registration Statement dated October 15, 2008, File No. 333-150925-03

SIGNATURES

Pursuant to the requirements of the Securities of the Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

ATLAS RESOURCES PUBLIC #18-2008 (A) L.P.

	By:	ATLAS RESOURCES, LLC, ITS
GENERAL PARTNER

Date: August 14, 2015	By:	/s/ FREDDIE M. KOTEK
Freddie M. Kotek, Chairman of the Board of Directors and Chief Executive Officer (principal executive officer)

Date: August 14, 2015	By:	/s/ SEAN P. MCGRATH
Sean P. McGrath, Chief Financial Officer (principal financial officer and principal accounting officer)